Form 10-Q
period 1995-03-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1995-05-16
CIK 773337

ITEM 1.  FINANCIAL STATEMENTS

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)

        ASSETS                           MARCH 31,    DECEMBER 31,
                                           1995           1994
                                    -------------------------------
Cash and cash equivalents           $    1,412,000  $   1,908,000
Restricted cash                             11,000         11,000

Real estate loans receivable, earning      304,000        305,000
Real estate loans receivable from
  unconsolidated investees (note 4)      2,729,000      2,813,000
                                    -------------------------------
                                         3,033,000      3,118,000

   Less allowance for possible
      loan losses                            8,000          8,000
                                    ------------------------------
       Net real estate loans receivable  3,025,000      3,110,000

Real estate owned, net, held
  for sale (note 3)                     11,283,000     11,284,000

   Less allowance for possible losses
         on real estate owned            2,445,000      2,445,000
                                    ------------------------------
     Net real estate owned               8,838,000      8,839,000

Due from affiliates                         94,000         99,000
Accrued interest receivable                 10,000         10,000
Other assets                               318,000         20,000
                                    ------------------------------
                                    $   13,708,000  $  13,997,000

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                LIABILITIES AND PARTNERS' EQUITY
Note payable (note 5)              $   214,000       $   224,000
Accounts payable and accrued
  liabilities                           27,000            26,000
Interest and property taxes
  payable on real estate owned          93,000           155,000
Payable to affiliates                    4,000             7,000
                                  --------------------------------
          Total liabilities            338,000           412,000

Partners' equity (deficit)-- 29,141
   limited partnership units outstanding
   at March 31, 1995 and December 31, 1994
     General partners'                (195,000)         (195,000)
     Limited partners'              13,565,000        13,780,000
                                 ---------------------------------
     Total partners' equity         13,370,000        13,585,000

Contingencies (note 6)
                                ----------------------------------
                                $   13,708,000    $   13,997,000
                                ==================================

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

              Consolidated Statement of Operations
                           (Unaudited)

        For the three months ended March 31, 1995 and 1994
                                         1995           1994
Revenue:
 Interest income on loans to affiliates
  including fees                          $     ---     $  12,000
 Interest on loans to non-affiliates,
  including fees                             11,000        13,000
 Interest-bearing deposits                   14,000        18,000
 Operations of real estate owned             33,000        83,000
                                         -------------------------
     Total Revenue                           58,000       126,000

Expenses:
  Provision for possible losses                 ---        64,000
  Share of losses in unconsolidated
    investees                               153,000           ---
  Operating expenses from operations
   of real estate owned                      16,000        46,000
  Operating expenses from operations
  Operating expenses from operations
   of real estate owned paid to affiliates    3,000         5,000
  Expenses associated with
     non-operating real estate owned         39,000        79,000
 Depreciation and amortization expense        2,000         5,000
 Interest expense                             6,000        93,000
 General and administrative,
   affiliates                                27,000        37,000
 General and administrative, nonaffiliates   18,000        37,000
 Mortgage investment
   servicing fees (note 4)                    9,000        12,000
                                          ------------------------
     Total expenses                         273,000       378,000
                                          ------------------------
     Net loss                             $(215,000)    $(252,000)
                                          ========================
Net loss per limited partnership unit     $   (7.38)    $   (8.65)
                                          ========================


   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

            Consolidated Statement of Partners' Equity
                           (Unaudited)

            For the three months ended March 31, 1995
                                                       Total
                         General         Limited     Partners'
                         Partners'       Partners'     Equity
                     -------------------------------------------
Balance at
  December 31, 1994  $ (195,000)   $ 13,780,000   $ 13,585,000

Net loss                    ---        (215,000)     (215,000)
                     -------------------------------------------
Balance at
  March 31, 1995     $  (195,000)   $ 13,565,000   $ 13,370,000
                     ===========================================


   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)

        For the three months ended March 31, 1995 and 1994
                                          1995           1994
                                       --------------------------
Cash flow from operating activities:
  Net loss                                $  (215,000)  $ (252,000)
  Adjustments to reconcile net loss
    to cash used in operating activities:
     Provision for possible losses                ---       64,000
     Loss on deed in lieu of foreclosure          ---       48,000
     Depreciation and amortization expense      2,000        5,000
     Equity in losses of unconsolidated
      investees                                53,000          ---
   Changes in assets and liabilities:
     Increase in accrued interest receivable      ---       (6,000)
     Increase in other assets                (299,000)     (14,000)
     Decrease in payable to affiliates         (3,000)         ---
     Decrease in due from affiliates            5,000       12,000
     Increase in accounts payable
       and accrued liabilities                  1,000       90,000
     Decrease in interest and property taxes
         payable on real estate owned         (62,000)     (31,000)
                                           ------------------------
     Net cash used in operating activities   (418,000)     (84,000)

Cash flows from investing activities:
     Principal collected on loans               1,000        9,000
     Advances on loans made to affiliates     (69,000)     (10,000)
     Additions to real estate owned               ---      (10,000)
                                           ------------------------
        Net cash used in investing activities (68,000)     (11,000)

Cash flows from financing activities:
     Principal payments on notes payable      (10,000)      (8,000)
                                           ------------------------
               Net decrease in cash          (496,000)    (103,000)

Beginning cash and cash equivalents         1,908,000    1,542,000
                                           ------------------------
Ending cash and cash equivalents         $  1,412,000  $ 1,439,000
                                           ========================

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Continued)

        For the three months ended March 31, 1995 and 1994
                                       1995            1994
Supplemental disclosures of cash
 flow information:
  Cash paid during the quarter for:
    Interest                            $     5,000    $    26,000
Supplemental schedule of noncash investing
 and financing activities:
  Decrease in real estate owned through
   transfer of ownership (note 4)       $       ---    $ 2,550,000
  Increase in real estate loans receivable
   through transfer of ownership of real
   estate owned (note 4)                        ---      1,058,000
  Decrease in allowance for possible
   losses on real estate owned through
   transfer of ownership (note 4)               ---        715,000
  Decrease in notes payable through
   transfer of ownership (note 4)               ---        656,000
  Decrease in interest and property taxes
   payable on real estate owned through
   transfer of ownership (note 4)               ---        121,000
  Decrease in real estate owned through
   deed in lieu of foreclosure                  ---      1,739,000
  Decrease in other assets through deed
   in lieu of foreclosure                       ---         49,000
  Decrease in notes payable through deed
   in lieu of foreclosure                       ---      1,757,000
  Decrease in interest and property taxes
   payable on real estate owned through
   deed in lieu of foreclosure                  ---        31,000
  Transfer of restricted cash to workout loan   ---       501,000

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     March 31, 1995 and 1994

(1)  BUSINESS

Centennial Mortgage Income Fund II (the "Partnership") has historically invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California.

Management believes that the real estate industry in California continues to stabilize. Sources of financing for borrowers have become more readily available, however, due to decreased real estate market values the Partnership's borrowers continue to have difficulty obtaining long-term financing to pay off existing loans.

As these loans become delinquent, management of the Partnership might elect to foreclose, thereby increasing real estate owned balances. As a result of past foreclosures, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 1995 and 1994 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1994 on file with the Securities and

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

Exchange Commission, provide additional disclosures and a further description of accounting policies.

NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per limited partnership unit was based on the weighted average number of limited partnership units outstanding of 29,141 for all periods presented.

IMPAIRED LOANS

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements as the Partnership's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

The Partnership considers a loan to be impaired when based upon current information and events, it believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Partnership considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Partnership bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

At March 31, 1995, the Partnership had no loans that are considered to be impaired under SFAS 114. At March 31, 1995, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114. There was no investment in impaired loans during the three months ended March 31, 1995.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Although the Partnership has not yet adopted SFAS 121, management does not expect such adoption to have a material impact on the Partnership's consolidated financial statements.

(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                           (dollars in thousands)
                                          MARCH 31,    DECEMBER 31,
                                            1995          1994
                                         -------------------------
1. Office building in San Bernardino, CA   $     837    $     837
2. 45 acres in Sacramento, CA                  4,092        4,092
3. Proposed marina and condominiums in
     Redwood City, CA                          5,360        5,360
4. 10.66 acres in Roseville, CA                1,003        1,003
                                         -------------------------
Subtotal                                      11,292       11,292

Less accumulated depreciation                      9            8
                                         -------------------------
Total real estate owned                    $  11,283    $  11,284
                                         =========================

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

(4)  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment to the general partners of application and commitment fees in connection with mortgage loans which are to be paid solely by borrowers and cannot, with respect to any single mortgage investment, exceed 3 percent of the gross proceeds of the offering (including a pro rata amount of all expenses and any applicable reserves) invested or committed to such mortgage investment. In the event repayments of principal on mortgage investments which do not constitute mortgage reductions are used to make additional mortgage loans, the general partners or their affiliates may receive additional application and commitment fees, subject, however, to the restriction that the total aggregate of such fees received by the general partners or their affiliates may not exceed 7 percent of the gross proceeds of the offering. No application and commitment fees were incurred for the quarters ended March 31, 1995 and 1994. Application and commitment fees incurred from inception to March 31, 1995 totaled $1,659,000.

Additionally, CMIF, Inc. and Centennial Corporation, affiliates of the general partners, are entitled to receive from the Partnership, mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. Mortgage investment servicing fees for the quarters ended March 31, 1995 and 1994 were $9,000 and $12,000, respectively, payable to CMIF, Inc. and Centennial Corporation.

Under the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return of their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return.

In the second quarter of 1990, the Partnership participated in making a loan to Centennial Estates, Inc. ("CEI"). CEI is a wholly-owned subsidiary of The Centennial Group, Inc. ("CGI") in which Ronald R. White and John B. Joseph were directors/executive

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

officers and major shareholders. Ronald R. White and John B. Joseph were also executive officers of CEI. The purpose of the loan was to develop 179 single-family residential lots in Lancaster, California. The amount originally committed was $5,009,000, of which the Partnership had a 50 percent participation interest, bore interest at prime plus 1.5 percent and matured on March 1, 1992. The loan was subsequently extended to September 1, 1992, and the Partnership's share of the committed loan amount was capped at $1,773,000. Subsequent to management's evaluation of the property at December 31, 1992, management placed the loan on nonaccrual effective January 1, 1993. During 1993, the
Partnership recorded this note as an insubstance foreclosure. In February, 1994, LCR Development, Inc., ("LCR"), a corporation in which the Partnership holds a 50 percent interest, the other 50 percent interest is held by Centennial Mortgage Income Fund ("CMIF"), an affiliate, purchased the underlying note secured by a first trust deed and foreclosed on the property.

In 1994, the Partnership signed over its interest in the note secured by the second trust deed to LCR to facilitate LCR's foreclosure. At the time of foreclosure, the Partnership's carrying value of the property recorded as insubstance foreclosure was $2,550,000. The Partnership charged off $715,000 of this carrying value to the allowance for losses on real estate owned, transferred notes payable of $656,000, transferred interest and property taxes payable on real estate owned of $121,000 and recorded its share of a new note due from LCR in the amount of $1,058,000. Subsequent to the foreclosure, the Partnership holds a 50 percent participation in a note secured by a second trust deed in the amount of $2,627,000. The Partnership's share of the note secured by the second trust deed at March 31, 1995 is $1,341,000 and the Partnership had applied $210,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

The balance sheet and income statement of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at March 31, 1995 and for the three months ended March 31, 1995:

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

                      LCR DEVELOPMENT, INC.
                          BALANCE SHEET
              Assets                                March 31,
                                                       1995
                                                  ---------------
Cash                                               $      4,000
Real property                                         3,852,000
Organization costs                                        3,000
                                                  ----------------
                                                   $  3,859,000
                                                  ================


     Liabilities and Stockholders' Deficit             March 31,
                                                         1995
                                                  ----------------
Notes payable to affiliates                        $  3,877,000
Interest and property taxes
  payable on real property                              403,000
                                                  ----------------
 Total liabilities                                    4,280,000

Stockholders' deficit                                  (421,000)
                                                  ----------------
                                                   $  3,859,000
                                                  ================

                      LCR DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS
                                                    Three months
                                                       ended
                                                   March 31, 1995
                                                  ----------------
Interest expense                                  $     107,000
                                                  ----------------
   Net loss                                       $     107,000
                                                  ================

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

In August 1990, the Partnership committed to participate in another loan to CEI. The loan funded April 29, 1991. The funds were provided for a land development loan on a 283-acre residential tract in Bakersfield, California. The amount originally committed was $7,000,000 of which the Partnership had a 50 percent participation interest. The committed amount was subsequently capped at $6,492,000. The loan bore interest at prime plus 3 percent and matured on March 1, 1993. Subsequent to management's evaluation of the property at December 31, 1992, management placed the loan on nonaccrual effective January 1, 1993. During 1993, the Partnership had recorded this note as an insubstance foreclosure.
A notice of default was filed on March 17, 1994. In 1994, the Partnership assigned the note receivable to BKS Development, Inc. ("BKS"), a corporation in which the Partnership holds a 50 percent interest with the other 50 percent interest held by CMIF. BKS foreclosed on this property on August 8, 1994.

At time of foreclosure, the Partnership's carrying value of the property recorded as insubstance foreclosure was $3,899,000. The Partnership charged off $1,300,000 of this carrying value to the allowance for losses, decreased notes payable by $449,000, decreased interest and property taxes payable on real estate owned by $204,000 and recorded its share of a new note due from BKS in the amount of $1,946,000. The Partnership's share of the note receivable at March 31, 1995 is $1,946,000 and the Partnership had applied $348,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

The balance sheet and statement of operations of BKS Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at March 31, 1995 and for the three months ended March 31, 1995:

                      BKS DEVELOPMENT, INC.
                          BALANCE SHEET
                 Assets                          March 31,
                                                   1995
                                            ---------------
Cash                                         $       1,000
Real property                                    5,199,000
                                            ---------------
                                                 5,200,000
                                            ===============

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994


     Liabilities and Stockholders' Deficit       March 31,
                                                   1995
                                            ---------------
Bonds payable                               $      899,000
Notes payable to affiliates                      3,893,000
Interest and property taxes
  payable on real property                       1,106,000
                                            ----------------
     Total liabilities                           5,898,000

     Stockholders' deficit                        (698,000)
                                            ----------------
                                            $    5,200,000
                                            ================

                      BKS DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS
                                               Three months
                                                  ended
                                              March 31, 1995
Interest expense                            $      172,000
Property taxes                                      26,000
                                            ----------------
Net loss                                    $      198,000
                                            ================

Partnership management believes the terms of both LCR and BKS transactions were fair to the Partnership at the time the loans were made and were no more favorable than those obtainable from unrelated third parties for comparable financing on comparable property.

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

(5) NOTE PAYABLE

Note payable consists of the following:
                                       (dollars in thousands)
                                     March 31,     December 31,
                                        1995           1994
                                     ------------------------------
Note payable secured by office
  building in San Bernardino, CA,
  with principal, interest and
  property taxes payable monthly
  of $5,588; interest rate of 9.5%,
  maturing December 1, 1999            $        214      $     224
                                      ----------------------------
     Total note payable                $        214      $     224
                                      ============================

(6)  CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the registrant's business.

CENTENNIAL MORTGAGE INCOME FUND II                   MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(215,000) and $(7.38), respectively, for the three months ended March 31, 1995 and $(252,000) and $(8.65), respectively, for the three months ended March 31, 1994. The decrease in loss from 1994 to 1995 is primarily the result of a decrease in the provision for possible losses, lower interest income and an increase in share of losses in unconsolidated investees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Partnership had $1,412,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at March 31, 1995. Additional sources of funds are expected to be from future loan payoffs and the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to affiliates totaling $68,000 and received payoffs and paydowns on loans totaling $1,000 during the three months ended March 31, 1995.

The Partnership's notes payable commitments consist of interest and non-balloon principal payments due of approximately $50,000 payable in 1995. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes on real estate owned of approximately $271,000 payable and delinquent in 1995, and ii) selling, general and administrative costs. These commitments are expected to be made from existing cash reserves, future loan payoffs, and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets under current market conditions. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the investment of proceeds received from the payoff of existing loans and the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment should generate a significantly greater return to the limited partners than any other strategies available to the Partnership.

Effective with the third quarter of 1991, the Partnership suspended cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from

CENTENNIAL MORTGAGE INCOME FUND II                   MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. However, although no new mortgage investments shall be made, the general partners expect that the cash proceeds from mortgage reductions and the sale of real estate owned will be retained by the Partnership until such time as the Partnership has sufficient cash to fulfill operating requirements due to the amount of real estate owned within the portfolio.

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California, several of the Partnership's loans have become nonperforming and subsequently real estate owned. As a result, interest income on loans to affiliates and nonaffiliates continues to decline. Interest income on loans to affiliates, including fees was $12,000 for the quarter ended March 31, 1994. There was no interest income on loans to affiliates for the quarter ended March 31, 1995. Interest income on loans to nonaffiliates, including fees decreased to $11,000 from $13,000 for the quarters ended March 31, 1995 and 1994. The decrease in interest income on loans from 1994 to 1995 is primarily due to the foreclosure of two loans.

The real estate owned balance at March 31, 1995 and 1994 was $11,238,000 and $19,840,000, respectively. On April 28, 1992, the
American Institute of Certified Public Accountants issued Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets." SOP 92-3 indicates that foreclosed assets are presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale are to be carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure is the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance is recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned, including insubstance foreclosures, is presumed held for sale. Effective December 31, 1992, the Partnership adopted SOP 92-3. There was no adjustment resulting from the application of SOP 92-3.

The following section entitled Real Estate Owned provides a detailed analysis of these assets.

CENTENNIAL MORTGAGE INCOME FUND II                   MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 71 percent leased and is beginning to generate positive net operating income. The property has now been listed for sale. The carrying value at March 31, 1995 was $837,000 less depreciation of $9,000. The property is encumbered by a note secured by a first trust deed of $214,000 which matures December 31, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. The Partnership is evaluating the possibility of future rezoning and subdivision of portions of the property and the associated improvement costs thereof. The property is listed for sale and during the first quarter of 1995 two separate escrows were opened for separate portions of the property. The Partnership is not expecting to realize any material gains or losses related to these potential sales. However, there is no assurance that either of the escrows will actually close. At March 31, 1995, the carrying value was $4,092,000.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan and now owns the property. The Partnership originally committed $3,487,000 for a land loan located in Redwood City, California. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property

CENTENNIAL MORTGAGE INCOME FUND II                   MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

is included in real estate owned at its carrying value of $5,360,000. In February and March of 1992, the Redwood City Planning Commission formally approved the Certificate of Negative Declaration, Tentative Tract Map and the Planned Unit Development. Management has also obtained an extension on the 404B1 permit for the marina through March 1996. The above-referenced entitlements enable the owner to build the currently proposed 104-slip boat marina and 117 condominium units. The Partnership has completed approximately 70 percent of the dredging of the marina site. Residential sales in this entire area have seen a steady decline over the last 2-3 years, however the area appears to have stabilized. As a result management is pursuing both, (i) the sale or joint venture of the property and (ii) Partnership buildout of the project and sale thereafter.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept substitute collateral for the outstanding balance of $2,086,000. The substitute collateral is a 10.66 acre commercial site with a carry value at March 31, 1995 of $1,003,000. The property has no additional debt. Management is marketing the property for sale and is evaluating a possible rezone.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $14,000 for the three months ended March 31, 1995 and $18,000 for the same respective period in 1994. Interest on interest-bearing deposits represents interest earned on Partnership funds invested for liquidity in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased cash balances for the three months ended March 31, 1995.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $33,000 and $83,000 for the three months ended March 31, 1995 and 1994, respectively. The 1995 revenues are from the office building in San Bernardino. The 1994 revenues are from the lube center and car wash in San Marcos (sold in 1994), the office building in San Bernardino and January income from the multi-tenant industrial buildings in Moreno Valley.

CENTENNIAL MORTGAGE INCOME FUND II                   MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION FOR POSSIBLE LOSSES

The provision for possible losses was $64,000 for the three months ended March 31, 1994. There was no provision for the three months ended March 31, 1995. The 1994 provision relates primarily to the lube center and car wash in San Marcos. The provision for possible losses results from the change in the allowance for possible loan losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible loan losses at March 31, 1995 is adequate to absorb the known and inherent risks in the Partnership's loan portfolio.

EXPENSES

Operating expenses from operations of real estate owned were $16,000 for the three months ended March 31, 1995 and $46,000 for three months ended March 31, 1994. These expenses were associated with the lube center and car wash in San Marcos, the multi-tenant industrial buildings in Moreno Valley and the office building in San Bernardino. The decrease in 1995 is due to the sale of the lube center and car wash in San Marcos and the loss of the multi-tenant industrial buildings in Moreno Valley.

Operating expenses from operations of real estate owned paid to affiliates were $3,000 and $5,000 for the three months ended March 31, 1995 and 1994, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $39,000 and $79,000 for the three months ended March 31, 1995 and 1994, respectively. The expenses relate to the proposed marina and office building in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville. The decrease in 1995 is primarily due to the loss of the 128 single-family lots in Redlands.

Depreciation and amortization expense for the three months ended March 31, 1995 and 1994 was $2,000 and $5,000, respectively, for tenant improvements on the office building in San Bernardino. The decrease for 1995 is due to the loss of the multi-tenant industrial buildings in Moreno Valley.

Interest expense was $6,000 for the three months ended March 31, 1995 and $93,000 for the three months ended March 31, 1994. The interest expense relates to the office building in San Bernardino, the 128 lots in Redlands, the lube center and car wash in San Marcos and the multi-tenant industrial buildings in Moreno Valley. The decrease for 1995 is due to the loss of the Moreno Valley real estate owned, the loss of the 128 lots in Redlands and the sale of the lube center and car wash in San Marcos.

CENTENNIAL MORTGAGE INCOME FUND II                   MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses, affiliates for the three months ended March 31, 1995 totaled $27,000 and $37,000, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease for 1995 is due to a decrease in allocation percentages.

General and administrative expenses, nonaffiliates totaled $18,000 and $37,000 for the three months ended March 31, 1995 and 1994, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease for 1995 is primarily due to a decrease in legal costs associated with real estate owned.

Mortgage investment servicing fees for the three months ended March 31, 1995 and 1994 totaled $9,000 and $12,000. This consists of fees paid to CMIF Inc. and Centennial Corporation, affiliates of the general partners, for servicing the Partnership's loan and real estate owned portfolio. The decrease for 1995 is due to decreases in the number of loans and real estate owned serviced.

CENTENNIAL MORTGAGE INCOME FUND II                   MARCH 31, 1995



                             PART II




OTHER INFORMATION



Item 1. Legal Proceedings

        NONE


Item 2. Changes in Securities

        NONE


Item 3. Defaults Upon Senior Securities

        NONE


Item 4. Submission of Matters to a Vote of Security Holders

        NONE


Item 5. Other Information

        NONE


Item 6. Exhibits and Reports on Form 8-K

   (a)  NONE

   (b)  NONE

                            EXHIBIT A

This schedule contains summary financial information extracted from the March 31, 1995 10-Q and is qualified in its entirety by reference to such financial statements.

                                  March 31,        December 31,
                                    1995              1994
                              ----------------------------------
Cash and cash items           $  1,423,000       $  1,919,000
Notes and accounts
   receivable-trade              3,033,000          3,118,000
Allowances for doubtful accounts     8,000              8,000
Total current assets             1,845,000          2,048,000
Total assets                    13,708,000         13,997,000
Total current liabilities          124,000            188,000
Bonds, mortgages and
   similar debt                    214,000            224,000
Total liabilities and
   partners' equity             13,708,000         13,997,000
Total revenue                       58,000            126,000
Other costs and expenses           273,000            314,000
Provision for doubtful
   accounts and notes                  ---             64,000
Income (loss) before taxes
   and other items                (215,000)          (252,000)
Income (loss) continuing
   operations                     (215,000)          (252,000)
Net income or loss                (215,000)          (252,000)
Earnings per unit                    (7.38)             (8.65)

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CENTENNIAL MORTGAGE INCOME FUND II,
A California Limited Partnership




By:  /s/John B. Joseph                                 May 15, 1995
     John B. Joseph                                    Date
     General Partner




By:  /s/Ronald R. White                                May 15, 1995
     Ronald R. White                                   Date
     General Partner




By:  CENTENNIAL CORPORATION,
     a California corporation
     General Partner





     /s/Robert F. Ishii                                May 15, 1995
     Robert F. Ishii                                   Date
     Chief Financial Officer