Form 10-Q
period 1995-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1995-08-15
CIK 773337

ITEM 1.  FINANCIAL STATEMENTS

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)

        ASSETS                           JUNE 30,    DECEMBER 31,
                                           1995           1994
                                    -------------------------------
Cash and cash equivalents           $    1,570,000  $   1,908,000
Restricted cash                             11,000         11,000

Real estate loans receivable, earning      302,000        305,000
Real estate loans receivable from
  unconsolidated investees (note 4)      2,624,000      2,813,000
                                    -------------------------------
                                         2,926,000      3,118,000

   Less allowance for possible
      loan losses                            8,000          8,000
                                    ------------------------------
       Net real estate loans receivable  2,918,000      3,110,000

Real estate owned, net, held
  for sale (note 3)                     11,281,000     11,284,000

   Less allowance for possible losses
         on real estate owned            2,545,000      2,445,000
                                    ------------------------------
     Net real estate owned               8,736,000      8,839,000

Due from affiliates                         99,000         99,000
Accrued interest receivable                 10,000         10,000
Other assets                                33,000         20,000
                                    ------------------------------
                                    $   13,377,000  $  13,997,000
                                    ==============================

   See accompanying notes to consolidated financial statements

                   Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                LIABILITIES AND PARTNERS' EQUITY
Note payable                       $   205,000       $   224,000
Accounts payable and accrued
  liabilities                           18,000            26,000
Interest and property taxes
  payable on real estate owned         144,000           155,000
Payable to affiliates                    4,000             7,000
                                  --------------------------------
          Total liabilities            371,000           412,000

Partners' equity (deficit)-- 29,141
   limited partnership units outstanding
   at June 30, 1995 and December 31, 1994
     General partners'                (195,000)         (195,000)
     Limited partners'              13,201,000        13,780,000
                                 ---------------------------------
     Total partners' equity         13,006,000        13,585,000

Contingencies (note 5)
                                ----------------------------------
                                $   13,377,000    $   13,997,000
                                ==================================

   See accompanying notes to consolidated financial statements

                        CENTENNIAL MORTGAGE INCOME FUND II
                             A Limited Partnership

                       Consolidated Statement of Operations
                                  (Unaudited)


                                    Six Months                  Three Months
                                   Ended June 30,               Ended June 30,
                                  1995          1994           1995          1994
                                 --------------------------------------------------------
Revenue:
 Interest income on loans to
  affiliates including fees       $       ---     $     ---    $      ---    $  (12,000)
 Interest on loans to
  nonaffiliates, including fees        23,000        27,000        12,000         6,000
 Interest-bearing deposits             27,000        18,000        13,000         8,000
 Income from operations of
  real estate owned                    68,000       146,000        35,000        63,000
 Other                                    ---         4,000           ---         4,000
                                  --------------------------------------------------------
     Total Revenue                    118,000       195,000        60,000        69,000

Expenses:
  Provision for possible losses       100,000        64,000       100,000           ---
  Share of losses in unconsolidated
    investees                         310,000           ---       157,000           ---
  Operating expenses from operations
   of real estate owned paid           37,000        93,000        21,000        47,000
  Operating expenses from operations
   of real estate owned paid
   to affiliates                        6,000         8,000         3,000         3,000
  Expenses associated with
   non-operating real estate owned    110,000       200,000        71,000       108,000
 Depreciation expense                   4,000         7,000         2,000         2,000
 Interest expense                      10,000       138,000         4,000        45,000
 General and administrative,
   affiliates                          64,000        82,000        37,000        58,000
 General and administrative,
   nonaffiliates                       38,000        68,000        20,000        31,000
 Mortgage investment
   servicing fees                      18,000        22,000         9,000        10,000
                                  --------------------------------------------------------
      Total expenses                  697,000       682,000       424,000        304,000
                                  --------------------------------------------------------
     Net loss                      $ (579,000)   $ (487,000)   $ (364,000)   $  (235,000)
                                  ========================================================
Net loss per limited
  partnership unit                 $   (19.87)   $   (16.71)   $   (12.49)   $     (8.06)
                                  ========================================================


   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

            Consolidated Statement of Partners' Equity
                           (Unaudited)

            For the six months ended June 30, 1995
                                                       Total
                         General         Limited     Partners'
                         Partners'       Partners'     Equity
                     -------------------------------------------
Balance at
  December 31, 1994  $ (195,000)   $ 13,780,000   $ 13,585,000

Net loss                    ---        (579,000)      (579,000)
                     -------------------------------------------
Balance at
  June 30, 1995     $  (195,000)   $ 13,201,000   $ 13,006,000
                     ===========================================


   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)

        For the six months ended June 30, 1995 and 1994

                                          1995           1994
                                       --------------------------
Cash flow from operating activities:
  Net loss                                $  (579,000)  $ (487,000)
  Adjustments to reconcile net loss
    to cash used in operating activities:
     Provision for possible losses            100,000       64,000
     Depreciation expense                       4,000        7,000
     Equity in losses of unconsolidated
      investees                               310,000          ---
   Changes in assets and liabilities:
     Decrease in accrued interest receivable      ---        6,000
     Increase in other assets                 (14,000)     (14,000)
     Decrease in payable to affiliates         (3,000)         ---
     Increase (decrease) in accounts
       payable and accrued liabilities         (8,000)     119,000
     Increase (decrease) in interest and
       taxes payable on real estate owned     (11,000)       6,000
                                           ------------------------
     Net cash used in operating activities   (201,000)    (299,000)

Cash flows from investing activities:
     Principal collected on loans               3,000       23,000
     Advances on loans made to
       unconsolidated investees (note 4)     (121,000)     (31,000)
     Disbursements on real estate owned           ---       (8,000)
                                           ------------------------
        Net cash used in investing
          activities                         (118,000)     (16,000)

Cash flows from financing activities:
     Principal payments on notes payable      (19,000)     (17,000)
                                           ------------------------
         Net increase (decrease) in cash     (338,000)    (332,000)

Beginning cash and cash equivalents         1,908,000    1,542,000
                                           ------------------------
Ending cash and cash equivalents         $  1,570,000  $ 1,210,000
                                           ========================

   See accompanying notes to consolidated financial statements

              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Continued)

        For the six months ended June 30, 1995 and 1994

                                       1995            1994
Supplemental disclosures of cash
 flow information:
  Cash paid during the quarter for:
    Interest                            $    10,000    $    52,000
Supplemental schedule of noncash
 investing and financing activities:
  Decrease in real estate owned
   through transfer of ownership        $       ---    $ 2,550,000
  Increase in real estate loans
   receivable through transfer of
   ownership of real estate owned               ---      1,058,000
  Decrease in allowance for possible
   losses on real estate owned through
   transfer of ownership                        ---        715,000
  Decrease in notes payable through
   transfer of ownership                        ---        656,000
  Decrease in interest and property taxes
   payable on real estate owned through
   transfer of ownership                        ---        121,000
  Decrease in real estate owned through
   deed in lieu of foreclosure                  ---      5,091,000
  Decrease in allowance for possible
   losses on real estate owned as
   a result of partial chargeoff
   upon foreclosure                             ---      1,112,000
  Decrease in other assets through
   deed in lieu of foreclosure
   or foreclosure                               ---         52,000
  Decrease in notes payable through deed
   in lieu of foreclosure or foreclosure        ---      3,745,000
  Decrease in interest and taxes payable
   on real estate owned through deed
   in lieu of foreclosure                       ---       286,000
  Transfer of restricted cash to workout loan   ---       501,000

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     June 30, 1995 and 1994

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

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six months ended June 30, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the six months ended June 30, 1995 and 1994 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1994 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

At June 30, 1995, the Partnership had no loans that are considered to be impaired under SFAS 114. At June 30, 1995, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114. There was no investment in impaired loans during the six months ended June 30, 1995.

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

(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                           (dollars in thousands)
                                          JUNE 30,    DECEMBER 31,
                                            1995          1994
                                         -------------------------
1. Office building in San Bernardino, CA   $     837    $     837
2. 45 acres in Sacramento, CA                  4,092        4,092
3. Proposed marina and condominiums in
     Redwood City, CA                          5,360        5,360
4. 10.66 acres in Roseville, CA                1,003        1,003
                                         -------------------------
Subtotal                                      11,292       11,292

Less accumulated depreciation                     11            8
                                         -------------------------
Total real estate owned                    $  11,281    $  11,284
                                         =========================

(4)  TRANSACTIONS WITH AFFILIATES

CMIF, Inc., an affiliate of the general partners, and Centennial Corporation, are entitled to receive from the Partnership, mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. Mortgage investment servicing fees for the six and three months ended June 30, 1995 and 1994 were $18,000 and $9,000, respectively, payable to CMIF, Inc. and Centennial Corporation.

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

The Partnership holds 50 percent of the outstanding capital stock of LCR Development, Inc., ("LCR"). The balance of outstanding capital stock of LCR is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. The Partnership holds a 50 percent participation in a note in the amount of $2,755,000 due from LCR. The Partnership's share of the note at June 30, 1995 is $1,392,000 and the Partnership had applied $266,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $165,000 as of June 30, 1995.

LCR has been evaluating various alternative strategies for liquidating its investment in the 179 lots in Lancaster ranging from the sale of the lots in their present condition to a full-scale buildout and sale of single-family homes at the project. During late 1993 and through 1994, LCR had numerous discussions with several independent real estate brokers and home-building companies to assist it in determining its best alternatives for the project. After these discussions, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so precipitously. In late 1993, discussions with one home builder advanced to the point of a draft joint venture agreement, whereby the home builder was to build and sell homes at the project and obtain construction financing. Under this draft joint venture agreement, LCR was to complete improvements to the lots, pay all developer fees at an estimated cost of $12,619 per lot and then contribute finished lots to the joint venture in exchange of an initial capital contribution credit of $32,000 per lot. The home builder was to obtain construction financing and supervise the construction and sale of single family homes at the project. The home builder was to be reimbursed for all onsite costs of construction and marketing of the project and receive an overhead fee equal to 3% of all sales revenues. After these costs had been paid, LCR was to receive distributions from the joint venture equal its $32,000 initial capital contribution. Subsequent to the return of LCR's initial capital contribution, the joint venture partner was to receive distributions equal to $5,000 of the first $7,000 in profits. Thereafter, LCR and the joint venture partner would split profits and distributions equally. At the time LCR was conducting its negotiations with this home builder, it did not have the financial resources to build homes at the project without additional funds. Thus, the ability of the independent home builder to obtain construction financing was the principal reason for utilizing a third party to construct the homes. The joint venture negotiations were terminated when the home builder insisted on managerial control of the joint venture, which would have been in violation of paragraph 10.9 of the Partnership Agreement of the Partnership.

Subsequent to the termination of the joint venture negotiations discussed, LCR has obtained construction financing commitments from CMIF and the Partnership. LCR has entered into a joint venture agreement with Home Devco, Inc., ("Home Devco"), an affiliate of the general partners to construct and sell single-family homes at the project. This new joint venture agreement includes substantially the same terms as the draft joint venture discussed above except that: i) the contribution value per lot has been adjusted from $32,000 to $19,381 in order to reflect the fact that the joint venture rather than LCR will now be responsible for paying the $12,619 in estimated costs to complete improvements to the lots and pay developer fees; ii) Home Devco will not obtain construction financing for the project; and iii) Home Devco will not receive any priority interest in profits after LCR has received the equivalent of $19,381 in distributions per lot contributed to the joint venture but rather will receive only a 50 percent interest in profits and distributions form the joint venture.
LCR's cost basis of lots contributed to the joint venture was approximately $19,810. Management believes that the market value of finished lots in Lancaster has fallen since the original joint venture was negotiated and that the new joint venture agreement with Home Devco is on more favorable terms to LCR than could now be obtained with an independent home builder. The new joint venture began constructing a model home complex at the project in June 1995.

The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at June 30, 1995 and for the six months ended June 30, 1995:

                      LCR DEVELOPMENT, INC.
                   CONSOLIDATED BALANCE SHEET
              Assets                                June 30,
                                                      1995
                                                  ---------------
Cash                                               $      2,000
Real property                                         3,999,000
Organization costs                                        2,000
                                                  ----------------
                                                   $  4,003,000
                                                  ================


     Liabilities and Stockholders' Deficit

Notes payable to affiliates                        $  4,005,000
Interest and property taxes
  payable on real property                              532,000
                                                  ----------------
 Total liabilities                                    4,537,000

Stockholders' deficit                                  (534,000)
                                                  ----------------
                                                   $  4,003,000
                                                  ================


                      LCR DEVELOPMENT, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS
                                                    Six months
                                                      ended
                                                   June 30, 1995
                                                  ----------------
Provision for losses on real estate investments   $     220,000
                                                  ----------------
   Net loss                                       $     220,000
                                                  ================

The Partnership holds 50 percent of the outstanding capital stock of BKS Development, Inc. ("BKS"). The balance of outstanding capital stock of BKS is also owned by CMIF. The Partnership holds a 50 percent participation in a note secured by a second trust deed in the amount of $3,894,000 due from BKS. The Partnership's share of the note receivable at June 30, 1995 is $1,947,000 and the Partnership had applied $449,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at June 30, 1995 and for the six months ended June 30, 1995:

                      BKS DEVELOPMENT, INC.
                          BALANCE SHEET
                 Assets                          June 30,
                                                  1995
                                            ---------------
Cash                                         $       1,000
Real property                                    5,199,000
                                            ---------------
                                                 5,200,000
                                            ===============


     Liabilities and Stockholders' Deficit

Bonds payable                               $      899,000
Notes payable to affiliates                      3,893,000
Interest and property taxes
  payable on real property                       1,307,000
                                            ----------------
     Total liabilities                           6,099,000

     Stockholders' deficit                        (899,000)
                                            ----------------
                                            $    5,200,000
                                            ================

                      BKS DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS
                                               Six months
                                                  ended
                                               June 30, 1995
Interest expense                            $      346,000
Property taxes                                      54,000
                                            ----------------
Net loss                                    $      400,000
                                            ================

(5)  CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the registrant's business.

CENTENNIAL MORTGAGE INCOME FUND II                   JUNE 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(579,000) and $(19.87), and $(364,000) and $(12.49),
respectively, for the six and three months ended June 30, 1995 and $(487,000) and $(16.71), and $(235,000) and $(8.06), respectively, for the six and three months ended June 30, 1994. The increase in loss from 1994 to 1995 is primarily the result of an increase in the share of losses in unconsolidated investees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Partnership had $1,570,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at June 30, 1995. Sources of funds are expected to be from future loan payoffs and the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to affiliates totaling $121,000 and received payoffs and paydowns on loans totaling $3,000 during the six months ended June 30, 1995.

The Partnership's notes payable commitments consist of interest and non-balloon principal payments due of approximately $34,000 payable in 1995. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes on real estate owned of approximately $242,000 payable and delinquent in 1995, and ii) selling, general and administrative costs. These commitments are expected to be made from existing cash reserves, future loan payoffs, and the sale of real estate owned.

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

Effective with the third quarter of 1991, the Partnership suspended cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. However, although no new mortgage investments shall be made, the general partners expect that the cash proceeds from mortgage reductions and the sale of real estate owned will be retained by the Partnership until such time as the Partnership has sufficient cash to fulfill operating requirements due to the amount of real estate owned within the portfolio.

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California, several of the Partnership's loans have become nonperforming and subsequently real estate owned. As a result, interest income on loans to nonaffiliates continues to decline. Interest income on loans to nonaffiliates, including fees was $23,000 and $12,000 for the six and three months ended June 30, 1995 from $27,000 and $6,000 for the six and three months ended June 30, 1994. The decrease in interest income on loans for the six months ended June 30, 1994 to 1995 is primarily due to a decrease in interest earned on notes secured by time share interests.

The real estate owned balance at June 30, 1995 and 1994 was $11,281,000 and $16,533,000, respectively. The following section entitled Real Estate Owned provides a detailed analysis of these assets.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 73 percent leased and is beginning to generate positive net operating income. The property generated net operating income before debt service of $25,000 during the first half of 1995. The property is being marketed for sale. The carrying value at June 30, 1995 was $837,000 less depreciation of $11,000. The property is encumbered by a fully amortized note secured by a first trust deed of $205,000 which will be paid off on December 31, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. The Partnership is in the process of rezoning and subdivision of portions of the property to facilitate two separate escrows which were opened during the first quarter of 1995 for separate portions of the property. The Partnership is not expecting to realize any material gains or losses related to these potential sales. However, there is no assurance that either of the escrows will actually close. At June 30, 1995, the carrying value was $4,092,000.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan and now owns the property. The Partnership originally committed $3,487,000 for a land loan located in Redwood City, California. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1,
1987.  In March 1987, the borrower filed bankruptcy.   The property
is included in real estate owned at its carrying value of $5,360,000. In February and March of 1992, the Redwood City Planning Commission formally approved the Certificate of Negative Declaration, Tentative Tract Map and the Planned Unit Development. Management has also obtained an extension on the 404B1 permit for the marina through March 1996. The above-referenced entitlements enable the owner to build the currently proposed 104-slip boat marina and 117 condominium units. The Partnership has completed approximately 70 percent of the dredging of the marina site. Residential sales in this entire area have seen a steady decline over the last 2-3 years, however the area appears to have stabilized. As a result management is pursuing both, (i) the sale or joint venture of the property and (ii) Partnership buildout of the project and sale thereafter.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept substitute collateral for the outstanding balance of $2,086,000. The substitute collateral is a 10.66 acre commercial site with a carry value at June 30, 1995 of $1,003,000. The property has no additional debt. This area has seen an increase in residential development during this year which hopefully will increase interest in this property. Management is marketing the property for sale and is evaluating a possible rezone.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $27,000 and $13,000 for the six and three months ended June 30, 1995 and $18,000 and $8,000 for the same respective periods in 1994. Interest on interest-bearing deposits represents interest earned on Partnership funds invested for liquidity in time certificate and money market deposits. The increase in income on interest-bearing deposits is principally due to increased cash balances for the six months ended June 30, 1995.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $68,000 and $35,000 for the six and three months ended June 30, 1995 and $146,000 and $63,000 for the six and three months ended June 30, 1994. The 1995 revenues are from the office building in San Bernardino. The 1994 revenues are from the lube center and car wash in San Marcos (sold in 1994), the office building in San Bernardino and January income from the multi-tenant industrial buildings in Moreno Valley.

PROVISION FOR POSSIBLE LOSSES

The provision for possible losses was $100,000 for the six and three months ended June 30, 1995. The provision for possible losses was $64,000 for the six months ended June 30, 1994. There was no provision for the three months ended June 30, 1994. The 1995 provision relates primarily to the office building in San Bernardino. The 1994 provision relates primarily to the lube center and car wash in San Marcos. The provision for possible losses results from the change in the allowance for possible loan losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible loan losses at June 30, 1995 is adequate to absorb the known and inherent risks in the Partnership's loan portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership. The Partnership's share of losses in the unconsolidated investees was $310,000 and $157,000 for the six and three months ended June 30, 1995. There were no comparable expenses for the six and three months ended June 30, 1994. The share of losses consists primarily of provisions for losses on real estate owned related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $37,000 and $21,000 for the six and three months ended June 30, 1995 and $93,000 and $47,000 for the six and three months ended June 30, 1994, respectively. These expenses were associated with the lube center and car wash in San Marcos, the multi-tenant industrial building in Moreno Valley and the office building in San Bernardino. The decrease in 1995 is due to the sale of the lube center and car wash in San Marcos and the loss of the multi-tenant industrial buildings in Moreno Valley.

Operating expenses from operations of real estate owned paid to affiliates were $6,000 and $3,000 for the six and three months ended June 30, 1995 and $8,000 and $3,000 for the six and three months ended June 30, 1994. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $110,000 and $71,000 for the six and three months ended June 30, 1995 and $200,000 and $108,000 for the six and three months ended June 30, 1994. The expenses relate to the proposed marina and office building in Redwood City, the 45 acres in Sacramento, the
10.66 acres in Roseville and the 128 single-family lots in Redlands. The decrease in 1995 is primarily due to the loss of the 128 single-family lots in Redlands.

Depreciation and amortization expense was $4,000 and $2,000 for the six and three months ended June 30, 1995 and $7,000 and $2,000 for the six and three months ended June 30, 1994. The decrease for 1995 is due to the loss of the multi-tenant industrial buildings in Moreno Valley.

Interest expense was $10,000 and $4,000 for the six and three months ended June 30, 1995 and $138,000 and $45,000 for the six and three months ended June 30, 1994. The interest expense relates to the office building in San Bernardino, the 128 lots in Redlands, the lube center and car wash in San Marcos and the multi-tenant industrial buildings in Moreno Valley. The decrease for 1995 is due to the loss of the Moreno Valley real estate owned, the loss of the 128 lots in Redlands and the sale of the lube center and car wash in San Marcos.

General and administrative expenses, affiliates for the six and three months ended June 30, 1995 totaled $64,000 and $37,000, respectively. General and administrative expenses, affiliates for the six and three months ended June 30, 1994 totaled $82,000 and $58,000, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease for 1995 is due to a decrease in allocation percentages.

General and administrative expenses, nonaffiliates totaled $38,000 and $20,000 for the six and three months ended June 30, 1995 and $68,000 and $31,000 for the six and three months ended June 30, 1994. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease for 1995 is primarily due to a decrease in outside services and investor printing services.

Mortgage investment servicing fees for the six and three months ended June 30, 1995 totaled $18,000 and $9,000 and $22,000 and
$10,000 for the six and three months ended June 30, 1994. This consists of fees paid to CMIF Inc., an affiliate of the general partners, and Centennial Corporation, for servicing the Partnership's loan and real estate owned portfolio. The decrease for 1995 is due to decreases in the number of loans and real estate owned serviced.

CENTENNIAL MORTGAGE INCOME FUND II                   JUNE 30, 1995



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



CENTENNIAL MORTGAGE INCOME FUND II,
A California Limited Partnership




By:  /s/John B. Joseph                              August 14, 1995
     John B. Joseph                                 Date
     General Partner




By:  /s/Ronald R. White                             August 14, 1995
     Ronald R. White                                Date
     General Partner




By:  CENTENNIAL CORPORATION,
     a California corporation
     General Partner





     /s/Joel H. Miner                               August 14, 1995
     Joel H. Miner                                  Date
     Chief Financial Officer