Form 10-Q
period 1995-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1995-11-14
CIK 773337

                                PART 1

ITEM 1.  FINANCIAL STATEMENTS

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)

                                      September 30,    December 31,
        ASSETS                             1995           1994
                                    -------------------------------
Cash and cash equivalents           $    2,317,000  $   1,908,000
Restricted cash                             11,000         11,000

Real estate loans receivable, earning       26,000        305,000
Real estate loans receivable from
  unconsolidated investees (note 4)        560,000        213,000
Real estate loans receivable from
  unconsolidated investees,
  nonearning, (note 4)                   2,128,000      2,600,000
                                    -------------------------------
                                         2,714,000      3,118,000

   Less allowance for possible
      loan losses                            8,000          8,000
                                    ------------------------------
   Net real estate loans receivable      2,706,000      3,110,000

Real estate owned, net, held
  for sale (note 3)                     11,311,000     11,284,000

   Less allowance for possible losses
         on real estate owned            2,545,000      2,445,000
                                    ------------------------------
     Net real estate owned               8,766,000      8,839,000

Due from affiliates                            ---         99,000
Accrued interest receivable                    ---         10,000
Other assets                                23,000         20,000
                                    ------------------------------
                                    $   13,823,000  $  13,997,000
                                    ==============================

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                                      September 30,    December 31,
  LIABILITIES AND PARTNERS' EQUITY         1995           1994
                                    -------------------------------
Note payable                       $   195,000       $   224,000
Accounts payable and accrued
  liabilities                           23,000            26,000
Interest and property taxes
  payable on real estate owned         205,000           155,000
Payable to affiliates (note 4)         721,000             7,000
                                  --------------------------------
          Total liabilities          1,144,000           412,000

Partners' equity (deficit)-- 29,141
   limited partnership units
   outstanding at September 30, 1995
   and December 31, 1994
     General partners'                (195,000)         (195,000)
     Limited partners'              12,874,000        13,780,000
                                 ---------------------------------
     Total partners' equity         12,679,000        13,585,000

Contingencies (note 5)
                                ----------------------------------
                                $   13,823,000    $   13,997,000
                                ==================================

   See accompanying notes to consolidated financial statements

                        CENTENNIAL MORTGAGE INCOME FUND II
                             A Limited Partnership

                       Consolidated Statements of Operations
                                  (Unaudited)

                                         Nine Months                Three Months
                                      Ended September 30,        Ended September 30,
                                     1995           1994           1995         1994
                                  --------------------------------------------------------
Revenue:
 Interest on loans to non-affiliates,
  including fees                  $    37,000     $  82,000    $   14,000    $   55,000
 Interest on loans to affiliates,
  including fees                       32,000           ---        32,000           ---
 Interest-bearing deposits             39,000        25,000        12,000         7,000
 Income from operations of
  real estate owned                   103,000       211,000        35,000        65,000
                                   --------------------------------------------------------
     Total revenue                    211,000       318,000        93,000       127,000

Expenses:
  Provision for possible losses       199,000       137,000        99,000        73,000
  Share of losses in unconsolidated
    investees                         472,000           ---       162,000           ---
  Loss on sale of real estate owned       ---         6,000           ---        10,000
  Operating expenses from operations
   of real estate owned                62,000       131,000        25,000        38,000
  Operating expenses from operations
   of real estate owned paid
   to affiliates                        9,000        11,000         3,000         3,000
  Expenses associated with
   non-operating real estate owned    176,000       241,000        66,000        41,000
 Depreciation and amortization expense  8,000        10,000         4,000         3,000


                        CENTENNIAL MORTGAGE INCOME FUND II
                             A Limited Partnership

                       Consolidated Statements of Operations
                                  (Unaudited)
                                  (Continued)


                                         Nine Months                Three Months
                                      Ended September 30,        Ended September 30,
                                     1995           1994           1995         1994
                                  --------------------------------------------------------
 Interest expense                      15,000       151,000         5,000        13,000
 General and administrative,
   affiliates                         101,000       121,000        37,000        39,000
 General and administrative,
   nonaffiliates                       50,000        80,000        12,000        12,000
 Mortgage investment servicing
   fees, affiliates                    25,000        32,000         7,000        10,000
                                  --------------------------------------------------------
      Total expenses                1,117,000       920,000       420,000        242,000
                                  --------------------------------------------------------
     Net loss                      $ (906,000)   $ (602,000)   $ (327,000)   $  (115,000)
                                  ========================================================
Net loss per limited
  partnership unit                 $   (31.09)   $   (20.66)   $   (11.22)   $     (3.95)
                                  ========================================================


   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

            Consolidated Statement of Partners' Equity
                           (Unaudited)

            For the nine months ended September 30, 1995
                                                       Total
                         General         Limited     Partners'
                         Partners        Partners      Equity
                     -------------------------------------------
Balance at
  December 31, 1994  $ (195,000)   $ 13,780,000   $ 13,585,000

Net loss                    ---        (906,000)      (906,000)
                     -------------------------------------------
Balance at
  September 30, 1995 $  (195,000)   $ 12,874,000  $ 12,679,000
                     ===========================================


   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)

        For the nine months ended September 30, 1995 and 1994

                                          1995           1994
                                       --------------------------
Cash flow from operating activities:
  Net loss                                $  (906,000)  $ (602,000)
  Adjustments to reconcile net loss
    to cash provided by (used in)
    operating activities:
     Provision for possible losses            199,000      137,000
     Share of losses in unconsolidated
       investees                              472,000          ---
     Amortization of fees and discounts           ---       (8,000)
     Depreciation and amortization expense      8,000       10,000
    Changes in assets and liabilities:
     Decrease in accrued interest receivable   10,000        6,000
     Increase in other assets                  (7,000)     (19,000)
     Increase (decrease) in payable
       to affiliates                          714,000        1,000
     Decrease in due from affiliates              ---        8,000
     Decrease in accounts payable
       and accrued liabilities                 (3,000)     (23,000)
     Increase in interest and taxes
       payable on real estate owned            50,000      141,000
                                           ------------------------
     Net cash provided by (used in)
       operating activities                   537,000     (349,000)
                                           ------------------------
Cash flows from investing activities:
     Principal collected on loans             279,000      507,000
     Advances on loans made to
       unconsolidated investees (note 4)     (347,000)     (90,000)
     Additions to real estate owned           (31,000)      (8,000)
     Proceeds from sale of real estate owned      ---       72,000
                                           ------------------------
        Net cash provided by (used in)
          investing activities                (99,000)     481,000
                                           ------------------------

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership


               Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Continued)

        For the nine months ended September 30, 1995 and 1994

                                              1995           1994
                                         --------------------------
Cash flows from financing activities:
     Principal payments on notes payable      (29,000)     (26,000)
                                         --------------------------
         Net cash used in financing
           activities                         (29,000)     (26,000)
                                         --------------------------
         Net increase in cash                 409,000      106,000

Beginning cash and cash equivalents         1,908,000    1,542,000
                                         --------------------------
Ending cash and cash equivalents         $  2,317,000  $ 1,648,000
                                         ==========================

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Continued)

        For the nine months ended September 30, 1995 and 1994
                                       1995            1994
Supplemental disclosures of cash
 flow information:
  Cash paid during the quarter for:
    Interest                            $    15,000    $    64,000
Supplemental schedule of noncash
 investing and financing activities:
  Decrease in real estate owned
   through transfer of ownership        $       ---    $ 6,449,000
  Increase in real estate loans
   receivable through transfer of
   ownership of real estate owned               ---      3,004,000
  Decrease in allowance for possible
   losses on real estate owned as
   a result of partial chargeoff
   upon transfer of ownership                   ---      2,477,000
  Decrease in notes payable through
   transfer of ownership                        ---      1,910,000
  Decrease in interest and property taxes
   payable on real estate owned through
   transfer of ownership                        ---        327,000
  Decrease in real estate owned through
   deed in lieu of foreclosure
   or foreclosure                               ---      5,091,000
  Decrease in allowance for possible
   losses on real estate owned as
   a result of partial chargeoff
   upon foreclosure                             ---      1,185,000
  Decrease in other assets through
   deed in lieu of foreclosure
   or foreclosure                               ---         52,000
  Decrease in notes payable through deed
   in lieu of foreclosure or foreclosure        ---      3,745,000
  Decrease in interest and property
   taxes payable on real estate owned
   through deed in lieu of foreclosure          ---        613,000
  Transfer of restricted cash to workout loan   ---        501,000
  Decrease in accounts payable and accrued
   liabilities through transfer of ownership    ---          5,000
  Decrease in other assets through chargeoff
   to the allowance for possible losses      99,000            ---

   See accompanying notes to consolidated financial statements

                CENTENNIAL MORTGAGE INCOME FUND II
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     September 30, 1995 and 1994

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

Management believes that the real estate industry in California continues to stabilize. However, due to the long-term recession and falling real estate values, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. Nearly all of the Partnership's performing loans have now been repaid. As a result, the Partnership has become a direct investor in real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine months ended September 30, 1995 and 1994 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

At September 30, 1995, the carrying value of loans that are
considered to be impaired under SFAS 114 totaled $2,128,000 (of which $2,128,000 were on nonaccrual status). At September 30,

1995, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 recorded by the Partnership. However, the nonconsolidated affiliates have recorded an allowance for losses of $967,000. There was no investment in impaired loans during the nine months ended September 30, 1995.
For the nine months ended September 30, 1995, the Partnership recognized no interest income nor cash basis income on these impaired loans.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                           (dollars in thousands)
                                      September 30,    December 31,
                                            1995          1994
                                      ----------------------------
1. Office building in San Bernardino, CA   $     837    $     837
2. 45 acres in Sacramento, CA                  4,123        4,092
3. Proposed marina and condominiums in
     Redwood City, CA                          5,360        5,360
4. 10.66 acres in Roseville, CA                1,003        1,003
                                         -------------------------
Subtotal                                      11,323       11,292

Less accumulated depreciation                     12            8
                                         -------------------------
Total real estate owned                    $  11,311    $  11,284
                                         =========================

(4)  TRANSACTIONS WITH AFFILIATES

CMIF, Inc., an affiliate of the general partners, and Centennial

Corporation, "CC", are entitled to receive from the Partnership, mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. Mortgage investment servicing fees for the nine and three months ended September 30, 1995 were $25,000 and $7,000, respectively, payable to CMIF, Inc. and CC. Mortgage investment servicing fees for the nine and three months ended September 30, 1994 were $32,000 and $10,000, respectively, payable to CMIF, Inc. and CC.

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

The Partnership received a payoff on September 29, 1995 for a loan which was participated with Centennial Mortgage Income Fund III, ("CMIF III"). Payable to affiliates at September 30, 1995 includes CMIF III's share of the payoff of $712,000 which was paid to CMIF III on October 2, 1995.

The Partnership holds 50 percent of the outstanding capital stock of LCR Development, Inc., ("LCR"). The balance of outstanding capital stock of LCR is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. The Partnership holds a 50 percent participation in a note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at September 30, 1995 is $1,059,000 and the Partnership had applied $328,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $74,000 as of September 30, 1995.

LCR has been evaluating various alternative strategies for liquidating its investment in the 179 lots in Lancaster ranging from the sale of the lots in their present condition to a full-scale buildout and sale of single-family homes at the project. During late 1993 and through 1994, LCR had numerous discussions with several independent real estate brokers and home-building companies to assist it in determining its best alternatives for the project. After these discussions, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so precipitously. In late 1993, discussions with one home builder advanced to the point of a draft joint venture agreement, whereby the home builder was to build and sell homes at the project and obtain construction financing. Under this draft joint venture agreement, LCR was to complete improvements to the lots, pay all developer fees at an estimated cost of $12,619 per lot and then contribute finished lots to the joint venture in exchange for an initial capital contribution credit of $32,000 per lot. The home builder was to obtain construction financing and supervise the construction and sale of single family homes at the project. The home builder was to be reimbursed for all onsite costs of construction and marketing of the project and receive an overhead fee equal to 3% of all sales revenues. After these costs had been paid, LCR was to receive distributions from the joint venture equal its $32,000 initial capital contribution. Subsequent to the return of LCR's initial capital contribution, the joint venture partner was to receive distributions equal to $5,000 of the first $7,000 in profits. Thereafter, LCR and the joint venture partner would split profits and distributions equally. At the time LCR was conducting its negotiations with this home builder, it did not have the financial resources to build homes at the project without additional funds. Thus, the ability of the independent home builder to obtain construction financing was the principal reason for utilizing a third party to construct the homes. The joint venture negotiations were terminated when the home builder insisted on managerial control of the joint venture, which would have been in violation of paragraph 10.9 of the Partnership Agreement of the Partnership.

Subsequent to the termination of the joint venture negotiations discussed above, LCR has obtained construction financing commitments from CMIF and the Partnership. LCR has entered into a joint venture agreement entitled Silverwood Homes ("Silverwood") with Home Devco, Inc., ("Home Devco"), an affiliate of the general partners to construct and sell single-family homes at the project. This new joint venture agreement includes substantially the same terms as the draft joint venture discussed above except that: i) the contribution value per lot has been adjusted from $32,000 to $19,381 in order to reflect the fact that the joint venture rather than LCR will now be responsible for paying the $12,619 in estimated costs to complete improvements to the lots and pay developer fees; ii) Home Devco will not obtain construction financing for the project; and iii) Home Devco will not receive any priority interest in profits after LCR has received the equivalent of $19,381 in distributions per lot contributed to the joint venture but rather will receive only a 50 percent interest in profits and distributions form the joint venture. LCR's cost basis of lots contributed to the joint venture was approximately $19,810. Management believes that the market value of finished lots in Lancaster has fallen since the original joint venture was negotiated and that the new joint venture agreement with Home Devco is on more favorable terms to LCR than could now be obtained with an independent home builder. The new joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At September 30, 1995, the Partnership holds a 50 percent participation in three notes, due from Silverwood consisting of a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at September 30, 1995 is $153,000. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1995 is $105,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at September 30, 1995 is $302,000.

The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at September 30, 1995 and for the nine months ended September 30, 1995:

                      LCR DEVELOPMENT, INC.
                   CONSOLIDATED BALANCE SHEET
                                                    September 30,
              Assets                                     1995
                                                  ---------------
Cash                                               $      1,000

Real estate owned                                     4,588,000
Less allowance for losses on
  real estate investments                               287,000
                                                  ---------------
Net real estate owned                                 4,301,000

Organization costs                                        2,000
                                                  ----------------
                                                   $  4,304,000
                                                  ================



                      LCR DEVELOPMENT, INC.
                   CONSOLIDATED BALANCE SHEET
                         (Continued)
                                                    September 30,
    Liabilities and Stockholders' Deficit                 1995
                                                  ---------------
Notes payable to affiliates                        $  4,453,000
Accounts payable and accrued liabilities                177,000
Interest and property taxes
  payable on real property                              329,000
                                                  ----------------
 Total liabilities                                    4,959,000

Stockholders' deficit                                  (655,000)
                                                  ----------------
                                                   $  4,304,000
                                                  ================


                      LCR DEVELOPMENT, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS
                                                   Nine months
                                                      ended
                                                 September 30, 1995
                                                  ----------------
Provision for losses on real estate investments   $     341,000
                                                  ----------------
   Net loss                                       $     341,000
                                                  ================

The Partnership holds 50 percent of the outstanding capital stock of BKS Development, Inc. ("BKS"). The balance of outstanding capital stock of BKS is also owned by CMIF. The Partnership holds a 50 percent participation in a note secured by a second trust deed in the amount of $3,894,000 due from BKS. The Partnership's share of the note receivable at September 30, 1995 is $1,947,000 and the Partnership had applied $550,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at September 30, 1995 and for the nine months ended September 30, 1995:

                      BKS DEVELOPMENT, INC.
                          BALANCE SHEET
                                               September 30,
                 Assets                           1995
                                            ---------------
Cash                                         $       1,000

Real property                                    5,199,000
Less allowance for losses on real
  estate investments                               680,000
                                            ---------------
Net real estate owned                            4,519,000
                                            ---------------
                                             $   4,520,000
                                            ===============




     Liabilities and Stockholders' Deficit

Bonds payable                               $      899,000
Notes payable to affiliates                      3,893,000
Interest and property taxes
  payable on real property                         829,000
                                            ----------------
     Total liabilities                           5,621,000

     Stockholders' deficit                      (1,101,000)
                                            ----------------
                                            $    4,520,000
                                            ================


                      BKS DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS

                                               Nine months
                                                  ended
                                           September 30, 1995
Interest expense                            $       79,000
Provision for losses on real
  estate investments                               443,000
Property taxes                                      79,000
General and administrative                           1,000
                                            ----------------
Net loss                                    $      602,000
                                            ================



(5)  CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the registrant's business.

CENTENNIAL MORTGAGE INCOME FUND II               SEPTEMBER 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(906,000) and $(31.09), and $(327,000) and $(11.22),
respectively, for the nine and three months ended September 30, 1995 and $(602,000) and $(20.66), and $(115,000) and $(3.95),
respectively, for the nine and three months ended September 30, 1994. The increase in loss from 1994 to 1995 is primarily the result of an increase in the share of losses in unconsolidated investees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Partnership had $2,317,000 in unrestricted cash and interest-bearing deposits. However, $712,000 of this cash was paid to CMIF III on October 2, 1995 (see note 4). The Partnership had no unfunded loan commitments at September 30, 1995. Sources of funds are expected to be from future loan payoffs and the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to affiliates totaling $347,000 and received payoffs and paydowns on loans totaling $279,000 during the nine months ended September 30, 1995. During the first nine months of 1995, the Partnership disbursed advances on real estate owned of $31,000.

The Partnership's notes payable commitments consist of interest and principal payments due of approximately $58,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes on real estate owned of approximately $396,000 payable during the next twelve months, and ii) selling, general and administrative costs. These commitments are expected to be made from existing cash reserves, future loan payoffs, and the sale of real estate owned.

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

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California, several of the Partnership's loans have become nonperforming and subsequently real estate owned. As a result, interest income on loans to nonaffiliates continues to decline. Interest income on loans to nonaffiliates, including fees decreased to $69,000 and $46,000 for the nine and three months ended September 30, 1995 from $82,000 and $55,000 for the nine and three months ended September 30, 1994. The decrease in interest income on loans for the nine months ended September 30, 1994 to 1995 is primarily due to a decrease in interest earned on notes secured by time share interests.

Interest income on loans to affiliates, including fees totaled $32,000 for both the nine and three months ended September 30, 1995. There was no comparable income for the same periods in 1994. The interest income on loans to affiliates represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at September 30, 1995 totaled $2,413,000 as compared to $503,000 at September 30, 1994. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first nine months of 1994 on the nonaccrued nonaffiliated loans, interest income would have been approximately

$30,000 higher than was actually reported for that period.

The real estate owned balance at September 30, 1995 and 1994 was $11,311,000 and $11,284,000, respectively. The following sections entitled Nonaccrual Loans and Real Estate Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR. This loan and an additional loan funded by CMIF reflect the majority of the cost basis of lots contributed to Silverwood Homes.

LCR's only source of repayment of this note is proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of this note to be less than the principal balance of the loan. As a result, the loan has been placed on nonaccrual. The principal balance and nonaccrued interest balances at September 30, 1995 are $1,059,000, and $136,000, respectively.

During 1994, the Partnership acquired a 50 percent participation in a $3,894,000 note due from BKS. The loan is secured by 283 acres in Bakersfield, CA. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest balances at September 30, 1995 are $1,947,000, and $339,000, respectively.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 73 percent leased and is beginning to generate positive net operating income. The property generated net operating income before debt service of $31,000 during the first nine months of 1995. The property is being marketed for sale. The carrying value at September 30, 1995 was $837,000 less depreciation of $12,000. The property is encumbered by a fully amortizing note secured by a first trust deed of $195,000 which will be paid off on December 31, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. The Partnership is in the process of rezoning and subdivision of portions of the property to facilitate two separate escrows which were opened during the first quarter of 1995 for separate portions of the property. The Partnership is not expecting to realize any material gains or losses related to these potential sales. However, there is no assurance that either of the escrows will actually close. At September 30, 1995, the carrying value was $4,123,000.

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

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept substitute collateral for the outstanding balance of $2,086,000. The substitute collateral is a 10.66 acre commercial site with a carry value at September 30, 1995 of $1,003,000. The property has no additional debt. This area has seen an increase in residential development during this year which hopefully will increase interest in this property. Management is marketing the property for sale and is evaluating a possible rezone.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $39,000 and $12,000 for the nine and three months ended September 30, 1995 and $25,000 and $7,000 for the same respective periods in 1994. Interest on interest-bearing deposits represents interest earned on Partnership funds invested for liquidity in time certificate and money market deposits. The increase in income on interest-bearing deposits is principally due to increased cash balances for the nine months ended September 30, 1995.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $103,000 and $35,000 for the nine and three months ended September 30, 1995 and $211,000 and $65,000 for the nine and three months ended September 30, 1994. The 1995 revenues are from the office building in San Bernardino. The 1994 revenues are from the lube center and car wash in San Marcos (sold in 1994), the office building in San Bernardino and January income from the multi-tenant industrial buildings in Moreno Valley.

PROVISION FOR POSSIBLE LOSSES

The provision for possible losses was $199,000 and $99,000 for the nine and three months ended September 30, 1995. The provision for possible losses was $137,000 and $73,000 for the nine and three months ended September 30, 1994. The 1995 provision relates primarily to the office building in San Bernardino and the chargeoff of certain costs associated with the acquisition of notes secured by time share interests. The 1994 provision relates primarily to the lube center and car wash in San Marcos. The provision for possible losses results from the change in the allowance for possible loan losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible loan losses at September 30, 1995 is adequate to absorb the known and inherent risks in the Partnership's loan portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership. The Partnership's share of losses in these unconsolidated investees was $472,000 and $162,000 for the nine and three months ended September 30, 1995. There were no comparable expenses for the nine and three months ended September 30, 1994. The share of losses consists primarily of provisions for losses on real estate owned related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $62,000 and $25,000 for the nine and three months ended September 30, 1995 and $131,000 and $38,000 for the nine and three months ended September 30, 1994, respectively. These expenses were associated with the lube center and car wash in San Marcos, the multi-tenant industrial building in Moreno Valley and the office building in San Bernardino. The decrease in 1995 is due to the sale of the lube center and car wash in San Marcos and the loss of the multi-tenant industrial buildings in Moreno Valley.

Operating expenses from operations of real estate owned paid to affiliates were $9,000 and $3,000 for the nine and three months ended September 30, 1995 and $11,000 and $3,000 for the nine and three months ended September 30, 1994. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $176,000 and $66,000 for the nine and three months ended September 30, 1995 and $241,000 and $41,000 for the nine and three months ended September 30, 1994. The expenses relate to the proposed marina and office building in Redwood City, the 45 acres in Sacramento, the 10.66 acres in Roseville and the 128 single-family lots in Redlands. The decrease for the nine months ended September 30, 1995 is due to a decrease in property tax expenses due to the loss of the 128 single-family lots in Redlands. The increase for the three months ended September 30, 1995 is due to an increase in costs due to development of the 45 acres in Sacramento.

Depreciation and amortization expense was $8,000 and $4,000 for the nine and three months ended September 30, 1995 and $10,000 and $3,000 for the nine and three months ended September 30, 1994. The decrease for 1995 is due to the loss of the multi-tenant industrial buildings in Moreno Valley.

Interest expense was $15,000 and $5,000 for the nine and three months ended September 30, 1995 and $151,000 and $13,000 for the nine and three months ended September 30, 1994. The interest expense relates to the office building in San Bernardino, the 128 lots in Redlands, the lube center and car wash in San Marcos and the multi-tenant industrial buildings in Moreno Valley. The decrease for 1995 is due to the loss of the Moreno Valley real estate owned, the loss of the 128 lots in Redlands and the sale of the lube center and car wash in San Marcos.

General and administrative expenses, affiliates for the nine and three months ended September 30, 1995 totaled $101,000 and $37,000, respectively. General and administrative expenses, affiliates for the nine and three months ended September 30, 1994 totaled $121,000 and $39,000, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease for 1995 is due to a decrease in the number of employees performing administrative functions.

General and administrative expenses, nonaffiliates totaled $50,000 and $12,000 for the nine and three months ended September 30, 1995 and $80,000 and $12,000 for the nine and three months ended September 30, 1994. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease for 1995 is primarily due to a decrease in outside services and investor printing services.

Mortgage investment servicing fees, affiliates for the nine and three months ended September 30, 1995 totaled $25,000 and $7,000 and $32,000 and $10,000 for the nine and three months ended September 30, 1994. This consists of fees paid to CMIF Inc., an affiliate of the general partners, and Centennial Corporation, for servicing the Partnership's loan and real estate owned portfolio. The decrease for 1995 is due to decreases in the number of loans and real estate owned serviced.

CENTENNIAL MORTGAGE INCOME FUND II              SEPTEMBER 30, 1995



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



CENTENNIAL MORTGAGE INCOME FUND II,
A California Limited Partnership




By:  /s/John B. Joseph                            November 14, 1995
     John B. Joseph                              Date
     General Partner




By:  /s/Ronald R. White                           November 14, 1995
     Ronald R. White                             Date
     General Partner




By:  CENTENNIAL CORPORATION,
     a California corporation
     General Partner





     /s/Joel H. Miner                             November 14, 1995
     Joel H. Miner                               Date
     Chief Financial Officer