Form 10-K
period 1995-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1996-04-01
CIK 773337

                            PART I

ITEM 1. BUSINESS.

(a)  General Development of the Business

Centennial Mortgage Income Fund II (the "Partnership"), a California Limited Partnership, was organized on July 12, 1985. The Partnership's registration statement became effective January 17, 1986. The general partners are John B. Joseph, Ronald R. White and Centennial Corporation ("CC"). During the fourth quarter of 1992, 60 months after the closing of its offering stage, the Partnership entered the repayment stage. For additional information, See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Centennial Capital Inc., ("CCI") tendered its resignation as a general partner of the Partnership effective January 31, 1994. The remaining general partners decided to attempt to continue the business of the Partnership and to request the consent of the limited partners to the addition of Centennial Corporation ("CC") as new general partner. During 1994, CC, a privately-held corporation whose stock is owned by affiliates of Ronald R. White and John B. Joseph, was approved as a new general partner. CC was incorporated in October of 1983 to engage in the real estate lending business and to provide consulting services.

(b)  Financial Information about Industry Segments

Not applicable.

(c)  Narrative Description of Business

The Partnership was formed to invest in mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans on commercial, industrial and residential income-producing real property.

The Partnership's objectives are to preserve the Partnership's invested capital, provide increased cash distributions to the limited partners as the cash flow from the properties underlying mortgage investments increases over the life of the Partnership, provide capital growth through participation in the increased value of the underlying properties and provide liquidating distributions as cash from the sale of real estate owned is no longer needed for development and operations of real estate owned.

Due to the long term recession and falling real estate market values in California, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. Most of the loans secured by operating properties have been repaid.
As a result, the Partnership has become a direct investor in real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell its real estate owned. The real estate owned balance at December 31, 1993 was $24,170,000, decreasing to $11,284,000 at year end 1994 and increasing to $11,314,000 at year end 1995. The decrease from 1993 to 1994 was principally the result of $6,449,000 of real estate being transferred to unconsolidated subsidiaries and $5,091,000 of real estate being disposed of through deed in lieu of foreclosure or foreclosure.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Not applicable.


ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership other than real estate owned which was obtained through foreclosure of real estate loans receivable, as described in note 6 of Notes to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the registrant's business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to  a vote of security holders.





                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS.

(a)  Securities Market Information

There is no market for the Partnership's limited partnership units, nor is one expected to develop.

The Partnership units were offered by the Partnership through selected dealers who were members of the National Association of Securities Dealers, Inc.

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 1995, there were approximately 3,900 holders of limited partnership units.

(c)  Partnership Distributions

No distributions were declared or paid by the Partnership during the three year period ended December 31, 1995.

Management intends to distribute cash flow available for distribution (as defined in the Partnership Agreement), if any, on a quarterly basis. Distributions may vary in amount and may be suspended at such time as the Partnership requires working capital, or at any time that the general partners, in their sole discretion, determine it to be in the best interest of the Partnership. In the third quarter of 1991, management suspended distributions. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 6.  SELECTED FINANCIAL DATA



                        (dollars in thousands, except per unit data)
                                          Years ended
- - --------------------------------------------------------------------------------
- - ----------
- - --------------------------------------------------------------------------------
- - ----------
                               12/31/95     12/31/94     12/31/93     12/31/92
12/31/91
- - --------------------------------------------------------------------------------
- - ----------
Consolidated Statement
  of Operations Data

Total revenue.................$    279     $    433     $    715     $  1,240
$  1,941
Net earnings (loss)...........  (2,377)      (2,243)      (4,543)       (3,463)
983
Net earnings (loss)
  per limited
  partnership unit............  (81.57)      (76.97)     (155.90)      (112.90)
32.05

Consolidated Balance
  Sheet Data

Total loans...................   1,856        3,118          883         7,425
16,685
Total real estate owned.......  11,314       11,284       24,170        18,572
10,311
Total assets..................  11,605       13,997       22,443        25,028
27,112
Partners' equity..............  11,208       13,585       15,828        20,371
23,834
Distributions
  per limited
  partnership unit............     ---          ---          ---           ---
44.99

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(2,377,000) and $(81.57) for the year ended December 31, 1995 down from $(2,243,000) and $(76.97) in 1994 and $(4,543,000) and $(155.90)
in 1993. The loss in 1995 is primarily due to an increase in losses in unconsolidated investees and a decrease in income from operations of real estate owned. The loss in 1994 is primarily the result of the provision for possible losses and losses in unconsolidated investees, a decrease in interest income and income from operations of real estate owned offset by a decrease in operating expenses from operations of real estate owned and a decrease in interest expense. The loss in 1993 is primarily the result of a large provision for possible losses, an increase in operating expenses from real estate owned and interest expense and a decrease in interest income from 1992.

Liquidity and Capital Resources

At December 31, 1995, the Partnership had $854,000 in unrestricted cash and interest-bearing deposits. The Partnership had an additional $102,000 in a certificate of deposit at December 31, 1995 with a maturity date of June, 1996. Additional sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. Although all real estate owned is classified as held for sale, the Partnership was currently marketing $5,129,000 in real estate owned as of December 31, 1995. As of December 31, 1995, the Partnership had no unfunded loan commitments to nonaffiliates. The Partnership funded advances on loans to affiliates during 1995 totaling $776,000 and received principal payoffs and paydowns on loans from nonaffiliates totaling $280,000. During 1995, the Partnership funded $34,000 of capital expenditures for real estate owned.

The Partnership's notes payable commitments for 1996 consist of interest and non-balloon principal payments due of approximately $58,000. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) property taxes and bonds on real estate owned of approximately $476,000 payable and delinquent in 1996, and ii) selling, general and administrative costs. Property taxes delinquent at December 31, 1995 have been accrued at December 31, 1995. The Partnership can apply for a 5 year redemption plan on a portion of the property taxes due in 1996 to ease liquidity constraints if necessary. These commitments are expected to be made from existing cash balances and the sale of real estate owned. When current economic conditions rebound in California, the Partnership expects to be able to sell real estate owned to meet liquidity needs.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of proceeds received from the payoff of existing loans and/or the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a significantly greater return to the limited partners than any other strategies available to the Partnership. During 1995, the Partnership, through its 50 percent owned corporation LCR Development, Inc., ("LCR") entered into a joint venture agreement with Home Devco, Inc., ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood"). For further information see note 5 of Notes to Consolidated Financial Statements.

Effective with the third quarter of 1991, the Partnership suspended making any cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership for 1996. However, the Partnership needs to improve liquidity through the sale of real estate owned in order to allocate funds to improve and to fulfill the operating requirements of the remaining real estate owned by the Partnership on a long-term basis.

Results of Operations

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, the Partnership's loans to nonaffiliates have been converted into real estate owned through foreclosures. As a result, interest income on loans to nonaffiliates, including fees, decreased substantially during 1995 and 1994. Interest income on loans to nonaffiliates, including fees, decreased to $42,000 in 1995 from $96,000 in 1994 and $263,000 in 1993. Interest income on loans to nonaffiliates decreased in 1995 and 1994 primarily due to payoffs of existing loans. Interest income on loans to nonaffiliates decreased in 1993 due to increases in real estate owned balances and payoffs of existing loans. Interest income on loans to affiliates, including fees was $52,000 for 1995 related to the Silverwood joint venture. There was no interest income on loans to affiliates for 1994 and 1993 due to the loans to affiliates being placed on nonaccrual and subsequently classified as insubstance foreclosures in 1993 and loans receivable from unconsolidated investees in 1994.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. There were no loans on nonaccrual, other than loans to affiliates, as of December 31, 1995, 1994 and 1993.

The real estate owned balance at December 31, 1995, 1994 and 1993 was $11,314,000, $11,284,000 and $24,170,000, respectively. On
April 28, 1992, the American Institute of Certified Public Accountants issued Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets." SOP 92-3 indicates that foreclosed assets are presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale are to be carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure is the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance is recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned is presumed held for sale.

The following sections entitled Nonaccrual Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual Loans and Other Loans to Affiliates

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by Centennial Mortgage Income Fund ("CMIF") reflect the majority of the cost basis of lots contributed to Silverwood. LCR's only source of repayment of this note is proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of this note to be less than the original principal balance of the loan. As a result, the loan has been placed on nonaccrual. The participating principal balance and nonaccrued interest balances at December 31, 1995 are $1,059,000 and $176,000, respectively.

During 1994 and 1995, LCR has evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster ranging from the sale of the lots in their present condition to a full-scale buildout and sale of single-family homes at the project. During late 1993 and through 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. In late 1993, discussions with one home builder advanced to the point of a draft joint venture agreement, whereby the home builder was to build and sell homes at the project and obtain construction financing. Under this draft joint venture agreement, LCR was to complete improvements to the lots, pay all developer fees at an estimated cost of $12,619 per lot and then contribute finished lots to the joint venture in exchange for an initial capital contribution credit of $32,000 per lot. The home builder was to obtain construction financing and supervise the construction and sale of single family homes at the project. The home builder was to be reimbursed for all onsite costs of construction and marketing of the project and receive an overhead fee equal to 3% of all sales revenues. After these costs had been paid, LCR was to receive distributions from the joint venture equal its $32,000 initial capital contribution. Subsequent to the return of LCR's initial capital contribution, the joint venture partner was to receive distributions equal to $5,000 of the first $7,000 in profits. Thereafter, LCR and the joint venture partner would split profits and distributions equally. At the time LCR was conducting it negotiations with this home builder, it did not have the financial resources to build homes at the project without additional funds. Thus, the ability of the independent home builder to obtain construction financing was the principal reason for utilizing a third party to construct the homes. The joint venture negotiations were terminated when the home builder insisted on managerial control of the joint venture, which would have been in violation of paragraph 10.9 of the Partnership Agreement of the Partnership.

Subsequent to the termination of the joint venture negotiations discussed above, LCR has obtained construction financing commitments from CMIF and the Partnership. LCR has entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. This new joint venture agreement includes substantially the same terms as the draft joint venture discussed above except that: i) the contribution value per lot has been adjusted from $32,000 to $19,381 in order to reflect the fact that the joint venture rather than LCR will now be responsible for paying the $12,619 in estimated costs to complete improvements to the lots and pay developer fees; ii) Home Devco will not obtain construction financing for the project; and iii) Home Devco will not receive any priority interest in profits after LCR has received the equivalent of $19,381 in distributions per lot contributed to the joint venture but rather will receive only a 50 percent interest in profits and distributions from the joint venture. LCR's cost basis of lots contributed to the joint venture was approximately $19,810. Management believes that the market value of finished lots in Lancaster has fallen since the original joint venture was negotiated and that the new joint venture agreement with Home Devco is on more favorable terms to LCR than could now be obtained with an independent home builder. The new joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase 1 at the project. At December 31, 1995, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with a combined disbursed balance of $1,033,000. The Partnership's disbursed balance of the $3,265,700 development loan at December 31, 1995 is $543,000.
The Partnership's disbursed balance of the $490,000 model loan at December 31, 1995 is $255,000. The Partnership's disbursed balance of the $1,034,000 Phase 1 construction loan at December 31, 1995 is $235,000.

During 1994, the Partnership acquired a 50 percent participation in a $3,894,000 note due from BKS Development, Inc. ("BKS"). The loan is secured by 283 acres in Bakersfield, CA. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The participating principal balance and nonaccrued interest balances at December 31, 1995 are $1,947,000, and $414,000 respectively.

Real Estate Owned

A description of the Partnership's principal real estate owned during the year ended December 31, 1995 follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 68 percent leased and the property is beginning to generate positive net operating income. The property generated net operating income of $15,000 during 1995. As soon as occupancy increases and lease rates improve, the property will be listed for sale. The carrying value at December 31, 1995 was $837,000, less depreciation of $12,000. The property is encumbered by a fully amortizing note secured by a first trust deed of $185,000 which matures December 1, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. The property is listed for sale and during 1995 there was a significant increase in activity. The Partnership is in the process of rezoning and subdivision of portions of the property to facilitate one escrow on a portion of the property. During the first quarter of 1996, this escrow was reopened for a portion of the property. The Partnership is not expecting to realize any material gains or losses related to this potential sale and there is no assurance that the escrow will actually close. At December 31, 1995, the carrying value was $4,126,000.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan and now owns the property. The Partnership originally committed $3,487,000 for a land loan on the property located in Redwood City, California. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property is included in real estate owned at its carrying value of $5,360,000. Management has obtained an extension on the 404B1 permit for the marina through March 1996 and is currently working on the next extension. The 404B1 permit enables the owner to build the currently proposed 104-slip boat marina. The Partnership has completed approximately 70 percent of the dredging of the marina site. Residential sales in this entire area have seen a steady decline over the last 2-3 years, however the area appears to have stabilized. As a result, management is pursuing both, (i) the sale or joint venture of the property and (ii) Partnership buildout of the project and sale thereafter.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value at December 31, 1995 of $1,003,000, and has no additional debt. This area has seen an increase in residential development during 1995 which, hopefully, will increase interest in this property. Management is marketing the property for sale and is evaluating a possible rezone.

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits was $49,000 in 1995, $38,000 in 1994 and $16,000 in 1993. The increase in interest on interest-bearing deposits in 1995 and 1994 is primarily the result of an increase in average cash balances. The decrease in interest on interest-bearing deposits in 1993 is primarily the result of lower cash balances due to a decrease in loan payoffs. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned consists of operating revenues of $134,000 in 1995, $243,000 in 1994, and $436,000 in
1993. The 1995 revenues are from the office building in San Bernardino. The 1994 revenues are from the office building in San Bernardino and eight months of a lube center and car wash in San Marcos. The 1993 revenues are from the office building in San Bernardino, multi-tenant industrial buildings in Moreno Valley, the lube center and car wash in San Marcos and an office building in Westminster.

Provision for Possible Losses

The provision for possible losses was $199,000 in 1995, $1,268,000 in 1994 and $3,649,000 in 1993. The 1995 provision relates to loans receivable from affiliate secured by timeshare interests and the office building in San Bernardino. The 1994 provision relates to the proposed marina and condominiums in Redwood City offset by a decrease in the provision for 128 lots in Redlands, the lube center and car wash in San Marcos and the office building in San Bernardino. The provision for 1993 was primarily due to the following real estate owned: the 179 single-family residential lots in Lancaster, the 283 acres in Bakersfield, the 128 lots in Redlands and the 45 acres in Sacramento.

Given the current economic climate, it is possible that real estate values will continue to decline, and it is possible that there will be additional provisions in the future. Management believes that the allowance for possible losses at December 31, 1995 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $1,803,000 for 1995 and $408,000 for 1994. There was no comparable expense for 1993.
The 1995 share of losses consist primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

Operating expenses from operations of real estate owned were $107,000 in 1995, $161,000 in 1994 and $353,000 in 1993. The
decreases for 1995 and 1994 are due to the decreases in the number of real estate owned properties as discussed above.

Operating expenses from operations of real estate owned paid to affiliates were $12,000 for 1995, $14,000 for 1994 and $32,000 for 1993. The expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $289,000 in 1995, $313,000 in 1994 and $404,000 in 1993. The
expenses relate to the proposed marina and condominiums in Redwood City, the 128 single-family lots in Redlands, the 283 acres in Bakersfield, the 179 lots in Lancaster, the 45 acres in Sacramento and the 10.66 acres in Roseville. The decrease for 1995 is primarily due to a decrease in property tax expenses due to the decrease in real estate owned. The decrease for 1994 is due to the Bakersfield and Lancaster expenses being reflected as share of losses in unconsolidated investees in early 1994 whereas LCR and BKS expenses were classified as non-operating expenses in late 1993.

Depreciation and amortization expense was $11,000 in 1995, $13,000 in 1994 and $59,000 in 1993 for the Westminster office building, the office building in San Bernardino and the multi-tenant industrial buildings in Moreno Valley. The decreases for 1995 and 1994 are due to the loss of the multi-tenant industrial buildings in Moreno Valley during 1994 and the sale of the Westminster office building in 1993.

Interest expense was $20,000 for 1995, $156,000 for 1994 and $473,000 for 1993. The interest expense for 1995 relates only to the underlying debt on the office building in San Bernardino. The decreases from 1993 to 1994 and again in 1995 are the result of the reduction of the debt on the 128 lots in Redlands, the lube center and car wash in San Marcos and the multi-tenant industrial buildings in Moreno Valley.

The loss on sale of real estate owned totaled $64,000 for 1994 and $7,000 for 1993. There was no comparable expense for 1995. The 1994 loss was from the sale of the lube center and car wash in San Marcos. The 1993 loss was from the sale of the office building in Westminster.

General and administrative expenses, affiliates decreased to $123,000 in 1995 from $151,000 in 1994 and $128,000 in 1993.
These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The decrease for 1995 is due to no extraordinary payment of vacation benefits in 1995. The increase for 1994 is primarily due to a payoff of employee vacation benefits which had accrued but not vested in prior periods and were paid in the current period upon replacement of the corporate general partner.

General and administrative expenses, nonaffiliates decreased to $59,000 in 1995 from $87,000 in 1994 and $98,000 in 1993. The decreases for 1995 and 1994 are due primarily to decreases in administrative expenses associated with real estate owned.

Mortgage investment servicing fees paid to affiliates were $33,000 in 1995, $41,000 in 1994 and $55,000 in 1993. These fees consist of amounts paid to CC and CMIF, Inc., for servicing the Partnership's loan portfolio. The decreases for 1995 and 1994 are primarily due to the decreases in size of the Partnership's loan portfolio.

Newly Issued Accounting Pronouncement

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Although the Partnership has not yet adopted SFAS 121, management does not expect such adoption will have a material impact on the Partnership's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
REPORTING AND FINANCIAL DISCLOSURE

None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of General Partners

The Partnership is managed by its general partners. The individual general partners' principal occupations and affiliations during the last five years are described in the following table. The general partners devote to the affairs of the Partnership such portion of their time as they consider necessary for the effective supervision of its affairs.

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
- - -----------------------------------------------------------------
John B. Joseph
Age 57
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He is also currently Chairman of the Board and Chief Executive Officer of West Coast Bancorp ("WCB"), a publicly-held bank holding company operating in California. He has been Chairman of the Board of Directors of WCB since its inception in 1981 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of WCB from April 1987 to April 1991; Vice Chairman of the Board of Directors of The Centennial Group, Inc. ("CGI"), a publicly-owned real estate development corporation, since February 1987; Senior Executive Vice President of CGI from July 1987 to July 1993; Director and Executive Vice President of Centennial Capital, Inc. ("CCI"), a subsidiary of CGI, since April 1988; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.

Ronald R. White
Age 49
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He served as Chairman of the Board of Directors, President and Chief Executive Officer of CGI since February 1987. Mr. White also serves, or has served, in the following capacities during the past five years: Executive Vice President and Vice Chairman of the Board of Directors of WCB; President of WCB from 1981 to April 1987; Director and Executive Vice President of CCI since April 1988; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.

Mr. Joseph has 27 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 25 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

CC, a privately-held corporation, whose stock is owned by affiliates of Ronald R. White and John B. Joseph, was voted in as new general partner in the first quarter of 1994. CC was incorporated in 1983 to engage in the real estate lending business and to provide consulting services.
Identification of Executive Officers

The Partnership does not have officers as such. The affairs of the Partnership are managed by the general partners noted above.

Involvement in Certain Legal Proceedings

On December 13, 1991, The Centennial Group, Inc., ("CGI") filed a voluntary petition for relief under Chapter XI of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. Messrs. Joseph and White were directors, executive officers and principal stockholders of CGI. On March 4, 1994, CGI's plan of reorganization was confirmed and the company emerged from bankruptcy proceedings.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The following table summarizes the types and recipients of compensation paid and to be paid to the general partners and affiliates by the Partnership.

                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1995
- - -----------------------------------------------------------------
Operating Stage:

Application and     An amount up to a maximum     $          ---
commitment fees     of 3 percent of the gross
- - - the general       proceeds of the offering
partner or          on any single mortgage
affiliates          investment, and an aggregate
                    maximum of 7 percent of the
                    gross proceeds of the offering,
                    payable to the general partners
                    or affiliates.  The application
                    and commitment fees are payable
                    solely from borrowers and
                    prospective borrowers and not
                    directly from the proceeds of
                    the offering.

General partners'   The general partners or       $  135,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.

General partners'   A 5 percent interest in       $          ---
interest in cash    cash flow available for
distributions       distribution for any year
- - - general           until all limited
partners or         partnership unit holders
affiliates          have received an amount
                    equal to a 12 percent
                    non-cumulative annual return
                    on their adjusted invested
                    capital, and 10 percent of
                    the balance of any cash flow
                    available for distribution
                    for such year.

Mortgage            1/4 of 1 percent of the       $   33,000 (2)
investment          maximum amount funded or to
servicing fees      be funded by the Partnership
                    on mortgage investments
                    serviced by CC and CMIF, Inc.,
                    an indirect subsidiary of CGI.

Repayment Stage:

General partners'   One percent of mortgage       $          ---
share of            reductions until all limited
mortgage            partners have received an
reductions          amount equal to their adjusted
- - - general           invested capital and cumulative
partners or         distributions (including cash
affiliates          flow available for distribution)
                    equal to a 12 percent annual
                    return with respect to their
                    adjusted invested capital, and
                    15 percent of the balance of
                    any mortgage reductions.

(1) Such reimbursable expenses include salaries and related salary expenses for services which could be performed directly or the Partnership by independent parties such as legal, clerical, accounting, financial reporting, governmental reporting, transfer agent, data processing and duplication services. Such reimbursement of expenses will be made regardless of whether any distributions are made to the limited partners.

(2) Mortgage Investment Servicing Fees are payable on the maximum amount to be funded on a Mortgage Investment from the date the Partnership first signs a letter of commitment for such Mortgage Investment. Fees shown in the table represent amounts earned by Centennial Corporation for servicing these mortgage investments and/or related real estate owned.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1995.

(b)  Security Ownership of Management

The percent of units, owned by Management, outstanding is less than 1 percent.

Name and address         Nature and Number of      Percent of
of Beneficial Owner        Units Outstanding    Units Outstanding
- - -----------------------------------------------------------------
Ronald R. White
1540 S. Lewis St.
Anaheim, CA  92805    Limited partnership units: 1        ---

(c)  Change in Control

The Partnership knows of no contractual arrangements which may at a subsequent date result in a change of control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This disclosure is made in note 5 of Notes to the Consolidated
Financial Statements incorporated in this filing.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)(1) and (a)(2) - See Index to Consolidated Financial
Statements and Schedules attached hereto.

(a)(3) - Exhibits.

None.

(b)(4) - Reports on Form 8-K.

None.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 29, 1996


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 29, 1996


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 29, 1996


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 29, 1996


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 29, 1996












       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                      A Limited Partnership




                           ANNUAL REPORT
























                         Form 10-K

               Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
               December 31, 1995, 1994 and 1993
          (With Independent Auditors' Report Thereon)







      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                       A Limited Partnership

                  Items 8, 14(a)(1) and 14(a)(2)
       Index to Consolidated Financial Statements and Schedules





Consolidated Financial Statements                            Page

Independent Auditors' Report.............................    F-2

Consolidated Balance Sheets --
  December 31, 1995 and 1994.............................    F-3

Consolidated Statements of Operations --
  Years ended December 31, 1995, 1994 and 1993...........    F-5

Consolidated Statements of Partners' Equity --
  Years ended December 31, 1995, 1994 and 1993...........    F-7

Consolidated Statements of Cash Flows --
  Years ended December 31, 1995, 1994 and 1993...........    F-8

Notes to Consolidated Financial
Statements...............................................    F-14

Schedules


Schedule III - Consolidated Real Estate Owned
  and Accumulated Depreciation and Amortization..........    F-36

Schedule IV - Mortgage Loans on Real Estate..............    F-41

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or notes thereto.








                             F-1


                  INDEPENDENT AUDITORS' REPORT



To the General Partners
Centennial Mortgage Income Fund II:

We have audited the consolidated financial statements of Centennial Mortgage Income Fund II, a limited partnership, and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Orange County, California
March 22, 1996


                             F-2
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                  Consolidated Balance Sheets

                  December 31, 1995 and 1994

   Assets                             1995             1994
- - -----------------------------------------------------------------
Cash and cash
  cash equivalents (note 5)     $    854,000       $  1,908,000
Restricted cash                       11,000             11,000
Short-term investments               102,000                ---

Real estate loans
  receivable, earning                 25,000            305,000
Real estate loans
  receivable from
  unconsolidated investees,
  earning (note 5)                 1,033,000          2,813,000
Real estate loans
  receivable from
  unconsolidated investees,
  nonearning (note 5)                798,000                ---
- - -----------------------------------------------------------------
                                   1,856,000          3,118,000

  Less allowance for
    possible loan losses (note 3)      8,000              8,000
- - -----------------------------------------------------------------
  Net real estate
    loans receivable               1,848,000          3,110,000

Real estate owned, held
  for sale, less accumulated
  depreciation of $12,000 in
  1995 and $8,000 in 1994
  (notes 6 and 7)                 11,314,000         11,284,000

  Less allowance for
   possible losses on real
   estate owned (note 4)           2,545,000          2,445,000
- - -----------------------------------------------------------------
  Net real estate owned            8,769,000          8,839,000

  See accompanying notes to consolidated financial statements
                             F-3
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                  Consolidated Balance Sheets


                  December 31, 1995 and 1994

   Assets                             1995             1994
- - -----------------------------------------------------------------
Loan to affiliate                        ---             99,000
Accrued interest receivable              ---             10,000
Other assets                          21,000             20,000
- - -----------------------------------------------------------------
                                $ 11,605,000       $ 13,997,000
=================================================================

Liabilities and Partners' Equity
- - -----------------------------------------------------------------
Note payable (note 7)           $    185,000       $    224,000
Accounts payable
  and accrued liabilities              6,000             26,000
Interest and property taxes
  payable on real estate owned       203,000            155,000
Payable to affiliates (note 5)         3,000              7,000
- - -----------------------------------------------------------------
  Total liabilities                  397,000            412,000

Partners' equity (deficit) --
  29,141 limited partnership units
  outstanding in 1995 and 1994
     General partners               (195,000)          (195,000)
     Limited partners             11,403,000         13,780,000
- - -----------------------------------------------------------------
     Total partners' equity       11,208,000         13,585,000

Contingencies (note 8)
- - -----------------------------------------------------------------
                                $ 11,605,000       $ 13,997,000
=================================================================





    See accompanying notes to consolidated financial statements
                             F-4
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations

           Years ended December 31, 1995, 1994 and 1993

                          1995            1994         1993
- - -----------------------------------------------------------------
Revenue:
Interest on loans
  to affiliates,
  including fees
  (note 5)            $    52,000    $       ---    $       ---
Interest on loans
  to nonaffiliates,
  including fees           42,000         96,000        263,000
Interest on
  interest-bearing
  deposits (note 5)        49,000         38,000         16,000
Income from operations
  of real estate owned    134,000        243,000        436,000
Other                       2,000         56,000            ---
- - -----------------------------------------------------------------
    Total revenue         279,000        433,000        715,000
- - -----------------------------------------------------------------
Expenses:
Provision for
  possible losses
  (notes 3 and 4)         199,000      1,268,000      3,649,000
Share of losses
  in unconsolidated
  investees (note 5)    1,803,000        408,000            ---
Operating expenses
  from operations
  of real estate owned    107,000        161,000        353,000
Operating expenses
  from operations
  of real estate owned
  paid to affiliates
  (note 5)                 12,000         14,000         32,000





See accompanying notes to consolidated financial statements
                             F-5
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations
           Years ended December 31, 1995, 1994 and 1993

                           1995           1994           1993
- - -----------------------------------------------------------------
Expenses associated
  with non-operating
  real estate owned       289,000        313,000        404,000
Depreciation and
  amortization expense     11,000         13,000         59,000
Interest expense           20,000        156,000        473,000
Loss on sale of
  real estate owned           ---         64,000          7,000
General and
  administrative,
  affiliates (note 5)     123,000        151,000        128,000
General and
  administrative,
  nonaffiliates            59,000         87,000         98,000
Mortgage investment
  servicing fees paid
  to affiliates (note 5)   33,000         41,000         55,000
- - -----------------------------------------------------------------
  Total expenses        2,656,000      2,676,000      5,258,000
- - -----------------------------------------------------------------
Net loss              $(2,377,000)   $(2,243,000)   $(4,543,000)
=================================================================
Net loss
  per limited
  partnership unit    $    (81.57)   $    (76.97)   $   (155.90)
=================================================================











  See accompanying notes to consolidated financial statements
                             F-6
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

         Consolidated Statements of Partners' Equity

        Years ended December 31, 1995, 1994 and 1993

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners         Equity
- - -----------------------------------------------------------------
Balance at
  December 31, 1992   $  (195,000)   $ 20,566,000   $ 20,371,000

Net loss                      ---      (4,543,000)    (4,543,000)
- - -----------------------------------------------------------------
Balance at
  December 31, 1993      (195,000)     16,023,000     15,828,000

Net loss                      ---      (2,243,000)    (2,243,000)
- - -----------------------------------------------------------------
Balance at
  December 31, 1994      (195,000)     13,780,000     13,585,000

Net loss                      ---      (2,377,000)    (2,377,000)
- - -----------------------------------------------------------------
Balance at
  December 31, 1995   $  (195,000)   $ 11,403,000   $ 11,208,000
=================================================================
















  See accompanying notes to consolidated financial statements
                             F-7
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows

          Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Cash flow from
 operating activities:
  Net loss          $ (2,377,000)   $ (2,243,000)   $ (4,543,000)
Adjustments to
 reconcile net loss
 to net cash used
 in operating activities:
  Provision for
   possible losses       199,000       1,268,000       3,649,000
  Amortization of
   unearned loan fees        ---          (8,000)        (10,000)
  Depreciation and
   amortization expense   11,000          13,000          59,000
  Interest accrued
   to principal on
   loans to affiliates   (45,000)            ---             ---
  Loss on sale
   of real estate
   owned, net                ---           8,000           7,000
  Equity in losses
   of unconsolidated
   investees           1,803,000         408,000             ---
Changes in assets
 and liabilities:
  Decrease in accrued
   interest receivable    10,000           6,000          22,000
  Increase in due
   from affiliate            ---             ---          (3,000)
  Increase in
   other assets           (8,000)        (11,000)        (13,000)
  Increase (decrease)
   in accounts payable
   and accrued
   liabilities           (20,000)        (25,000)         27,000



  See accompanying notes to consolidated financial statements
                             F-8
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

              Consolidated Statements of Cash Flows
                       (Continued)
          Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
  Decrease in payable
   to affiliates          (4,000)            ---          (4,000)
  Increase in interest
   and property taxes
   payable on real
   estate owned           48,000         130,000         264,000
- - -----------------------------------------------------------------
  Net cash used in
   operating activities (383,000)       (454,000)       (545,000)
- - -----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected
   on loans              280,000       1,016,000       1,503,000
  Advances on loans
   made to customers         ---          (2,000)         (1,000)
  Advances on loans
   made to affiliates   (776,000)       (215,000)            ---
  Capital expenditures
   for real
   estate owned          (34,000)        (16,000)       (124,000)
  Proceeds from sale
   of real estate owned      ---         821,000         558,000
  Increase in
   restricted cash           ---             ---        (377,000)
  (Increase) decrease
   in short-term
   investments          (102,000)            ---         125,000
- - -----------------------------------------------------------------
    Net cash provided
      by (used in)
      investing
      activities        (632,000)      1,604,000       1,684,000
- - -----------------------------------------------------------------



  See accompanying notes to consolidated financial statements
                             F-9
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

              Consolidated Statements of Cash Flows
                         (Continued)

          Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Cash flow from
 financing activities:
  Principal payments
   on notes payable      (39,000)       (784,000)        (44,000)
- - -----------------------------------------------------------------
    Net cash used
     in financing
     activities          (39,000)       (784,000)        (44,000)
- - -----------------------------------------------------------------
Net increase
  (decrease) in
  cash and cash
  equivalents         (1,054,000)        366,000       1,095,000
Cash and cash
  equivalents at
  beginning of year    1,908,000       1,542,000         447,000
- - -----------------------------------------------------------------
Cash and cash
  equivalents at
  end of year       $    854,000    $  1,908,000    $  1,542,000
=================================================================















  See accompanying notes to consolidated financial statements
                             F-10
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)


          Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Cash paid during
    the year for:
      Interest        $    20,000    $    70,000    $    299,000
- - -----------------------------------------------------------------
Supplemental
  schedule of
  noncash investing
  and financing
  activities:
Foreclosure or
  insubstance
  foreclosure of
  real estate loans
  receivable and
  transfer to real
  estate owned        $       ---    $       ---    $  5,025,000
Increase in real
  estate owned
  through assumption
  of notes payable            ---            ---       1,390,000
Increase in
  interest and property
  taxes payable on
  real estate owned
  through insubstance
  foreclosure of real
  estate loans receivable     ---            ---         325,000




See accompanying notes to consolidated financial statements
                             F-11
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)

          Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Decrease in real
  estate owned through
  transfer of
  ownership (note 5)         ---       6,449,000              ---
Increase in real
  estate loans
  through transfer
  of ownership
  of real estate
  owned (note 5)             ---       3,004,000              ---
Decrease in allowance
  for possible losses
  on real estate owned
  as a result of partial
  chargeoff upon transfer
  of ownership (note 5)      ---       2,015,000              ---
Decrease in notes
  payable through
  transfer of
  ownership (note 5)         ---       1,105,000              ---
Decrease in interest
  and property taxes
  payable on real
  estate owned through
  transfer of
  ownership (note 5)         ---         325,000              ---
Decrease in real
  estate owned
  through deed in
  lieu of foreclosure
  or foreclosure             ---       5,091,000              ---





  See accompanying notes to consolidated financial statements
                             F-12
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

            Consolidated Statements of Cash Flows
                         (Continued)

       Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Decrease in
  allowance for
  possible losses
  on loans and
  real estate owned
  as a result of
  partial chargeoff   $   99,000     $ 1,647,000    $      75,000
Decrease in other
  assets through
  deed in lieu of
  foreclosure
  or foreclosure             ---          52,000              ---
Decrease in notes
  payable through
  deed in lieu of
  foreclosure
  or foreclosure             ---       3,745,000              ---
Decrease in interest and
  property taxes payable
  on real estate owned
  through deed in lieu
  of foreclosure,  sale
  or foreclosure             ---         288,000              ---
Transfer of restricted
  cash to workout loan       ---         501,000             ---
Decrease in accounts
  payable and accrued
  liabilities through
  transfer of ownership      ---           5,000             ---






  See accompanying notes to consolidated financial statements
                             F-13
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                  December 31, 1995, 1994, 1993

(1)  Summary of Significant Accounting Policies

Business

Centennial Mortgage Income Fund II (the "Partnership") has historically invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California. In the normal course of business, the Partnership participated with other lenders in extending credit to single borrowers. The Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of December 31, 1995, most of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in
California have declined severely.   As the loans secured by
undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned. The real estate owned balance at December 31, 1993 was $24,170,000, decreasing to $11,284,000 at year end 1994 and increasing to $11,314,000 at year end 1995. The decrease from 1993 to 1994 was principally the result of $6,449,000 of real estate being transferred to unconsolidated subsidiaries and $5,091,000 of real estate being disposed of through deed in lieu of foreclosure or foreclosure.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.



                             F-14
Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were PIR Development, Inc., RSA Development, Inc., CTA Development, Inc., LCR Development, Inc., ("LCR"), BKS Development, Inc., ("BKS") and BPK Retail, Inc. Several of the Partnership's assets have been transferred to these new corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. With the exception of LCR and BKS, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfer, have been eliminated in consolidation.

As the Partnership's ownership interest in LCR and BKS is more than 20 percent but does not exceed 50 percent, the Partnership accounts for its ownership interest using the equity method. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable (see note 5).

Organization

The Partnership was organized on July 12, 1985 in accordance with the provisions of the California Uniform Limited Partnership Act. The Partnership commenced operations in June 1986. The general partners are John B. Joseph, Ronald R. White and Centennial Corporation ("CC"), a privately-held California corporation whose stock is owned by affiliates of Ronald R. White and John B. Joseph. Centennial Capital, Inc. ("CCI"), a California corporation, wholly-owned by the Centennial Group, Inc. retired as general partner during 1994.

Cash available for distribution, as defined in the Partnership Agreement, is to be distributed 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on their adjusted invested capital (as defined in the Partnership Agreement). Thereafter, cash available for distribution is to be distributed 90 percent to the limited partners and 10 percent to the general partners. All distributions of mortgage reductions (as defined in the


                             F-15
Partnership Agreement) shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on their adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. These amounts may be adjusted subject to the provisions of the Partnership Agreement. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings and losses 95 percent to the limited partners and 5 percent to the general partners through 1992. Based upon the various terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, the Partnership has allocated 100 percent of the 1995, 1994 and 1993 losses to the limited partners.

Real Estate Loans and Allowance for Possible Losses

Loans are reported at the principal amount outstanding, net of unearned income and the allowance for possible loan losses. Interest accrual is discontinued when, in the opinion of management, its collection is deemed doubtful. The allowance for possible loan losses is established through a provision for possible losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of principal is unlikely.

Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Impaired Loans

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the original contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted


                             F-16
at the loan's original effective interest rate, (ii) the observable market price of the loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements as the Partnership's previously existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

The Partnership considers a loan to be impaired when based upon current information and events, it believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Partnership considers large non-homogeneous loans including nonaccrual loans, troubled debt restructuring and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Partnership bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

Real Estate Owned

The Partnership accounts for foreclosed assets using the American Institute of Certified Public Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets." SOP 92-3 indicates that foreclosed assets are presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale are to be carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure is the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance is recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned is presumed held for sale.

The Partnership considers collateral for a loan "insubstance" foreclosed only when the borrower actually surrenders the collateral to the creditor and the creditor receives physical possession of the borrower's assets. There are no insubstance foreclosures under this criteria at December 31, 1995 or 1994.


                             F-17
Loan Fees

Origination fees and direct costs associated with lending are netted and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes. The following is a recap of current and cumulative temporary differences for generally accepted accounting principles ("GAAP") and taxable earnings.

































                             F-18

Current Temporary Differences      Partnership       Corporations        Total
- - --------------------------------------------------------------------------------
- - ----------
GAAP earnings (loss)
  for the year ended
  ended December 31, 1995          $ (1,989,000)    $   (388,000)    $
(2,377,000)
Provision for losses                    100,000              ---
100,000
Accrued expenses not deducted
  under the cash basis
  method  of accounting                     ---          142,000
142,000
Share of losses in
  unconsolidated investees            1,803,000              ---
1,803,000
Carrying costs expensed for books
  and capitalized for tax purposes          ---          250,000
250,000
Depreciation                                ---          (11,000)
(11,000)
- - --------------------------------------------------------------------------------
- - ----------
Taxable loss for the year
  ended December 31, 1995          $    (86,000)    $     (7,000)    $
(93,000)
================================================================================
==========
Taxable loss allocable to
  General Partner                    ---
================================================================================
==========
Taxable loss
  per limited
  partner unit                     $      (2.95)
================================================================================
==========

                                           F-19

                                     December 31, 1995
- - -----------------------------------------------------------------

Cumulative Temporary Differences     Partnership    Corporations
- - -----------------------------------------------------------------
Net operating loss
  carry forwards                     $       ---    $    120,000
Provision for losses                     836,000       1,717,000
Accrued expenses not deducted
  under the cash basis                       ---       4,464,000
Interest income accrued for
  tax, not per books                     211,000             ---
Chargeoff of loans not deducted        2,015,000             ---
Carrying costs expensed for
  books and capitalized
  for tax purposes                           ---         816,000
Depreciation                                 ---         (28,000)
Share of losses in
  unconsolidated investees             2,211,000             ---
- - -----------------------------------------------------------------
Total cumulative
  temporary differences              $ 5,273,000    $  7,089,000
=================================================================


The cumulative temporary partnership differences shown above, which total approximately $181.00 per limited partnership unit, should reverse when the Partnership liquidates its investments. There can be no assurance that these losses will be realized as future operations of the Partnership could result in greater or lesser amounts of allocable tax losses to the limited partners. In addition, the deductibility of taxable losses is dependent upon each limited partners' individual tax position. The reversal of these differences will result in future taxable income or loss per limited partnership unit which is less than the Partnership will report for financial statement purposes. Management believes that the share of losses in unconsolidated investees is a temporary difference since the Partnership holds approximately $4.0 million in notes receivable from these investees, a portion of which could be charged to bad debt expense should these investees liquidate their single property holdings at current carrying values.


                             F-20
In addition, as of December 31, 1995, the Partnership held approximately $16.4 million in loans receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $243.00 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. No benefit for net operating losses or cumulative differences related to the corporations has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these newly formed corporations generate profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Short-term Investments

Short-term investments include certificates of deposits with original maturities greater than 90 days but less than one year.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,141 weighted average limited partnership units outstanding in 1995, 1994 and 1993.





                             F-21
Depreciation and Amortization

Depreciation and amortization of assets is charged to expense on a straight-line basis over the estimated useful lives of the assets; 3 years for equipment and 31.5 years for buildings, or, in the case of tenant improvements, over the terms of the leases if shorter than the estimated useful lives.

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases.

Reclassifications

Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(2)  Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires that the Partnership disclose estimated fair values for its financial instruments as well as the methods and significant assumptions used to estimate fair values. The following information does not purport to represent the aggregate net fair value of the Partnership.

The following methods and assumptions were used by the Partnership in estimating the fair value of each class of financial instrument.

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments.

Short-Term Investments

The carrying amount is estimated to be fair value because the funds were invested at current market rates on December 26, 1995.






                             F-22

Real Estate Loans Receivable from Unconsolidated Investees -
Earning

The net carrying value of earning loans from unconsolidated investees is estimated to be fair value. These loans reprice at market rate each time the reference rate is adjusted.

Note Payable

The carrying value of the fixed rate note payable is estimated to be the fair value using estimated market discount rates.

Accounts Payable and Accrued Liabilities, Payable to Affiliates and Interest and Property Taxes Payable

Carrying value is considered to be equal to the fair value of these liabilities as they are short-term in nature.

(3)  Allowance for Possible Loan Losses


Changes in the allowance for possible loan losses are as follows:

                          1995            1994          1993
- - -----------------------------------------------------------------
Balance at
  beginning of year    $     8,000    $   149,000    $   562,000
Loans to affiliates
  and nonaffiliates
  charged-off              (99,000)       (73,000)       (25,000)
Transfer to
  allowance for
  possible losses on
  real estate owned            ---            ---     (1,536,000)
Provision for
  possible losses
  (reduction in provision)  99,000        (68,000)     1,148,000
- - -----------------------------------------------------------------
Balance at
  end of year          $     8,000    $     8,000    $   149,000
================================================================



                             F-23
At December 31, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $798,000 (both of which were on nonaccrual status). At December 31 1995, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114, recorded by the Partnership. However, as discussed in note 5, the nonconsolidated affiliates have recorded an allowance for losses of $3,480,000 and the Partnership's proportionate share of the losses in unconsolidated investees reflects this allowance. There was no new investment in impaired loans during the twelve months ended December 31, 1995. For the year ended December 31, 1995, the Partnership recognized no interest income nor cash basis income on these impaired loans.

If the loans on nonaccrual had been current throughout their terms, interest income would have increased by approximately
$379,000 and $211,000 for the years ended December 31, 1995 and 1994, respectively.






























                             F-24

(4)  Allowance for Possible Losses on Real Estate Owned



Changes in the allowance for possible losses on real estate owned are as follows:

                          1995            1994          1993
- - -----------------------------------------------------------------
Balance at
  beginning of year    $ 2,445,000    $ 4,698,000    $ 1,311,000
Real estate
  owned charged-off            ---     (3,589,000)      (650,000)
Transfer from
  allowance for
  possible loan losses         ---            ---      1,536,000
Provision for losses       100,000      1,336,000      2,501,000
- - -----------------------------------------------------------------
Balance at
  end of year          $ 2,545,000    $ 2,445,000    $ 4,698,000
=================================================================

(5)  Transactions with Affiliates

CC and CMIF, Inc., an affiliate of the general partners, are entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. Under the provisions of the Partnership Agreement, the Partnership incurred $8,000 and $55,000 of mortgage investment servicing fees payable to CMIF, Inc. in 1994 and 1993, respectively, of which $12,000 and $51,000 were paid in 1994 and 1993, respectively. The Partnership incurred $33,000 and $33,000 of mortgage investment servicing fees payable to CC in 1995 and 1994 of which $30,000 and $27,000 were paid in 1995 and 1994, respectively.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership


                              F-25
Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital; however, the general partners are entitled to receive a minimum 5 percent interest in cash available for distribution in any year until this return has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Under this provision, payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. No distributions were paid to the general partners during 1995, 1994 and 1993.

As discussed below, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements; LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable.























                             F-26
A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1995 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
- - -----------------------------------------------------------------
50 percent interest
  in unsecured note
  receivable from LCR   $ 1,059,000    $   595,000   $   464,000

50 percent interest
  in note receivable
  secured by a first
  trust deed from BKS     1,947,000      1,613,000       334,000

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                543,000            ---       543,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                255,000            ---       255,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                235,000            ---       235,000
- - -----------------------------------------------------------------
Totals                  $ 4,039,000    $ 2,208,000   $ 1,831,000









                             F-27
A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1994 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
- - -----------------------------------------------------------------
50 percent interest
  in unsecured note
  receivable from LCR   $ 1,059,000    $   157,000   $ 1,116,000

50 percent interest
  in note receivable
  secured by first
  trust deed from BKS     1,946,000        249,000     1,697,000
- - -----------------------------------------------------------------
Totals                  $ 3,005,000    $   406,000   $ 2,813,000

In February 1994, the Partnership assigned its 50 percent interest in a construction loan secured by a second trust deed, which was participated with CMIF, to LCR in order to facilitate
LCR's foreclosure of 179 lots in Lancaster, California. In anticipation of this foreclosure, LCR purchased the underlying note secured by a first trust deed on the property with funds provided by CMIF. CMIF also assigned its 50 percent interest in the construction loan secured by a second trust deed to LCR. In exchange for the assignment of the note secured by a second trust deed, the Partnership received a 50 percent interest in an unsecured note due from LCR with a principal balance of $2,115,000 and $2,522,000 as of December 31, 1995 and 1994,
respectively. The Partnership has not accrued its share of interest on this note which was approximately $176,000 and $157,000 as of December 31, 1995 and 1994, respectively.

LCR has entered into a joint venture agreement entitled
Silverwood with Home Devco, ("Home Devco"), an affiliate of the general partners of the Partnership, to construct and sell single-family homes at the project. LCR has contributed the 179 lots to the joint venture as its initial capital contribution. As LCR has a 99.99 percent ownership interest in the joint venture, Silverwood has been consolidated with LCR and the contribution of these lots to the joint venture has no effect on the financial position of LCR.



                             F-28
The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994:



                     LCR Development, Inc.
                  Consolidated Balance Sheets

                            December 31,          December 31,
  Assets                        1995                   1994
- - -----------------------------------------------------------------
Cash                        $       ---         $     2,000

Real estate owned             4,973,000           3,766,000
Less allowance for
  losses on real
  estate investments            787,000                 ---
- - -----------------------------------------------------------------
Net real estate owned         4,186,000           3,766,000

Organization costs                2,000               2,000
- - -----------------------------------------------------------------
                            $ 4,188,000         $ 3,770,000
=================================================================

  Liabilities and Stockholders' Deficit
- - -----------------------------------------------------------------
Notes payable
  to affiliates             $ 5,065,000         $ 3,772,000
Accounts payable
  and accrued liabilities         1,000                 ---
Interest and property
  taxes payable
  on real property              312,000             312,000
Payable to affiliates             1,000                 ---
- - -----------------------------------------------------------------
Total liabilities             5,379,000           4,084,000

Stockholders' deficit        (1,191,000)           (314,000)
- - -----------------------------------------------------------------
                            $ 4,188,000         $ 3,770,000
=================================================================

                      LCR Development, Inc.
                Consolidated Statements of Operations


                               Year ended         Year ended
                           December 31, 1995    December 31, 1994
- - -----------------------------------------------------------------
Interest expense               $  93,000         $ 313,000
Provision for losses on
   real estate investments       787,000               ---
General and administrative        (3,000)            3,000
- - -----------------------------------------------------------------
Net loss                       $ 877,000         $ 316,000
=================================================================

LCR has not accrued interest on the notes payable to the Partnership that the Partnership has classified as nonearning.
Because the Partnership accounts for these loans as a component of its equity investment in LCR, any effect on the Partnership would be eliminated in consolidation.

As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF. In 1994, the Partnership assigned to BKS their 50 percent interest in a note receivable secured by a first trust deed on a 283 acre residential tract in Bakersfield, California. BKS foreclosed on this property on August 8, 1994. In exchange for their assignments, the Partnership and CMIF each received a 50 percent interest in a new note from BKS secured by a first trust deed on the property. The Partnership ceased accruing interest on this new note on January 1, 1995. This nonaccrued interest was approximately $414,000 as of December 31, 1995.

The balance sheets and statements of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994:







                         BKS Development, Inc.
                            Balance Sheets

                               December 31,      December 31,
  Assets                           1995             1994
- - -----------------------------------------------------------------
Cash                           $     1,000       $     1,000

Real property                    5,200,000         5,199,000
Less allowance for losses
  on real estate investments     2,693,000               ---
- - -----------------------------------------------------------------
Net real estate owned            2,507,000         5,199,000
- - -----------------------------------------------------------------
                               $ 2,508,000       $ 5,200,000
=================================================================

  Liabilities and Stockholders' Deficit
- - -----------------------------------------------------------------
Bonds payable                  $   899,000       $   898,000
Notes payable to affiliates      3,893,000         3,893,000
Interest and property
  taxes payable
  on real property                 943,000           908,000
- - -----------------------------------------------------------------
Total liabilities                5,735,000         5,699,000

Stockholders' deficit           (3,227,000)         (499,000)
- - -----------------------------------------------------------------
                               $ 2,508,000       $ 5,200,000
=================================================================













                     BKS Development, Inc.
                   Statements of Operations


                                Year ended        Year ended
                               December 31,      December 31,
                                   1995             1994
- - -----------------------------------------------------------------
Interest and property
  tax expense                  $    35,000      $   499,000
Provision for losses             2,693,000              ---
General and administrative             ---            2,000
- - -----------------------------------------------------------------
Net loss                       $ 2,728,000      $   501,000
=================================================================


BKS has not accrued interest on the note payable to the Partnership that the Partnership has classified as nonearning.
Because the Partnership accounts for this loan as a component of its equity investment in BKS, any effect on the Partnership would be eliminated in consolidation.

At the time of foreclosures by LCR and BKS discussed above, the Partnership had accounted for its interests in the notes secured by a second trust deed and first trust deed as having been insubstance foreclosed. A summary of the effects of the foreclosures on the Partnership's balance sheet during 1994 is as follows:















                            LCR          BKS            TOTAL
- - -----------------------------------------------------------------
Decrease in real
  estate owned          $ 2,550,000    $ 3,899,000    $ 6,449,000
Increase in
  real estate loans       1,058,000      1,946,000      3,004,000
Decrease in allowance
  for possible losses
  on real estate owned      715,000      1,300,000      2,015,000
Decrease in notes payable   656,000        449,000      1,105,000
Decrease in interest
  and property
  taxes payable             121,000        204,000        325,000



The Partnership reimburses the general partner and its affiliates for expenses incurred on behalf of the Partnership for services such as salaries, legal, accounting, property management and other services. The general partners and affiliates of the general partners charged $135,000, $165,000 and $160,000 for such services in 1995, 1994 and 1993, respectively.

During 1995, 1994 and 1993, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1995, 1994 and 1993 were $170,000, $54,000 and $67,000, respectively. Interest earned on such deposits for 1995, 1994 and 1993 was $3,000, $1,000 and
$9,000, respectively.

During 1993, the Partnership invested in KJC Development, Inc. ("KJC"). During 1994, KJC was used to form a mortgage lending corporation which was subsequently closed in February of 1995. KJC is jointly owned by the Partnership, CMIF and Centennial Mortgage Income Fund III. The Partnership owns 33.33 percent of the corporation and has recorded $1,000 in losses from this joint venture as of December 31, 1995. The mortgage lending corporation funded short-term mortgage loans utilizing working capital funds advanced from the joint owners of KJC. No such loans were outstanding at December 31, 1995 or 1994. The balance



                             F-33
sheet and statement of operations of KJC have not been consolidated in the Partnership's financial statements and are not presented here as they are immaterial to the Partnership.
The Partnership accounts for its investment in this corporation using the equity method.



(6)  Real Estate Owned

Real estate owned consists of the following:

                                  (dollars in thousands)

                                December 31,        December 31,
                                    1995               1994
- - -----------------------------------------------------------------
1. Office building
    in San Bernardino, CA        $    837           $    837
2. 45 acres in Sacramento, CA       4,126              4,092
3. Proposed marina and
    condominiums in
    Redwood City, CA                5,360              5,360
4. 10.66 acres in Roseville, CA     1,003              1,003
- - -----------------------------------------------------------------
Subtotal                           11,326             11,292
Less accumulated depreciation          12                  8
- - -----------------------------------------------------------------
Total real estate owned          $ 11,314           $ 11,284
=================================================================


The Partnership leases its operating properties under several non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1995 are as follows:










                                (dollars in thousands)
Years ending December 31,
- - -----------------------------------------------------------------
1996                               $  118
1997                                  110
1998                                   51
1999                                   38
2000                                    6
- - -----------------------------------------------------------------
                                   $  323
=================================================================



(7)  Note Payable

Note payable consists of the following:
                                 (dollars in thousands)
                               December 31,       December 31,
                                  1995               1994
- - -----------------------------------------------------------------
Note payable secured by
  office building in
  San Bernardino, CA,
  with principal, interest
  and property taxes payable
  monthly of $5,588;
  interest at 9.5%,
  maturing December 1, 1999     $   185            $   224
=================================================================

(8)   Contingencies

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.


                             F-35
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                 A Limited Partnership

Schedule III

                             Consolidated Real Estate Owned and
                         Accumulated Depreciation and Amortization
                                     December 31, 1995

                                       Initial                         Costs
Capitalized
                                       Cost to
Subsequent
                                      Partnership                        to
Acquisition

                                         Real Estate
Property                Encumbrances        Owned          Improvements
Carrying Costs
- - --------------------------------------------------------------------------------
- - ----------
Office Building
  in San Bernardino     $   185,000     $    800,000       $     37,000      $
- - ---
45 Acres in Sacramento          ---        3,827,000            168,000
131,000
Proposed Marina and
  Condominiums in
   Redwood City                 ---        4,101,000          1,170,000
89,000
10.66 Acres in Roseville        ---        1,000,000              3,000
- - ---
- - --------------------------------------------------------------------------------
- - ----------
                        $   185,000     $  9,728,000       $  1,378,000      $
220,000
================================================================================
==========







                      See accompanying independent auditors' report.
                                             F-36
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule III

                                 Consolidated Real Estate Owned and
                            Accumulated Depreciation and Amortization
                                           (Continued)
                                       December 31, 1995

                           Gross Amount at Which
                            Carried on Books  (F2)

                                                    Accumulated
Life On Which
                      Real Estate                  Depreciation &    Date
Depreciation
Property                Owned          Total        Amortization    Acquired
Is Computed
- - --------------------------------------------------------------------------------
- - ----------

Office Building
  in San Bernardino    $   837,000    $   837,000     $  12,000     April 1993
(F1)
45 Acres in Sacramento   4,126,000      4,126,000           ---     March 1992
None
Proposed Marina and
  Condominiums in
  Redwood City           5,360,000      5,360,000           ---     April 1993
None
10.66 Acres in Roseville 1,003,000      1,003,000           ---    December 1992
None
- - -----------------------------------------------------------------
                       $11,326,000    $11,326,000     $  12,000
=================================================================






                                             F-37
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule III

                                 Consolidated Real Estate Owned and
                            Accumulated Depreciation and Amortization
                                           (Continued)
                                       December 31, 1995




<F1> Tenant improvements depreciated over life of leases; building depreciated over 31.5 years

<F2> Aggregate cost for Federal income tax purposes is $12,168,000 at December
31, 1995.















                            See accompanying independent auditors' report.
                                             F-38
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned and
                       Accumulated Depreciation and Amortization
                                    (Continued)
                                December 31, 1995


The following is a summary of consolidated real estate owned for the years ended
December 31, 1995, 1994, and 1993.

                                     1995              1994               1993
- - --------------------------------------------------------------------------------
- - ----------
Balance at beginning of year     $ 11,292,000      $ 24,200,000       $
18,621,000
Additions during period:
  Acquisitions
   through foreclosures                   ---               ---
6,740,000
  Improvements                         34,000            16,000
124,000
Deductions during period:
  Real estate sold                        ---          (885,000)
(635,000)
  Real estate foreclosed                  ---        (8,441,000)               -
- - --
  Chargeoffs                              ---        (3,589,000)
(650,000)
  Other                                   ---            (9,000)               -
- - --
- - --------------------------------------------------------------------------------
- - ----------
Balance at year end              $ 11,326,000       $ 11,292,000       $
24,200,000
================================================================================
==========



                         See accompanying independent auditors' report.
                                             F-39
                   CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                   A Limited Partnership

Schedule III

                               Consolidated Real Estate Owned and
                         Accumulated Depreciation and Amortization
                                      (Continued)
                                  December 31, 1995



The following is a summary of accumulated depreciation and amortization of consolidated real estate owned for the years ended December 31, 1995, 1994, and 1993.

                                         1995              1994
1993
- - --------------------------------------------------------------------------------
- - ----------
Balance at beginning of year          $   8,000       $   30,000         $
49,000
Additions during period:
  Acquisitions through foreclosures         ---              ---
- - ---
Additions                                 4,000            8,000
51,000
Deductions during period:
  Real estate sold                          ---           (2,000)
(70,000)
Other                                       ---          (28,000)
- - ---
- - --------------------------------------------------------------------------------
- - ----------
Balance at year end                   $  12,000        $   8,000         $
30,000
================================================================================
=========





                      See accompanying independent auditors' report.
                                             F-40
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                    A Limited Partnership

Schedule IV

                                 Mortgage Loans on Real Estate
                                       December 31, 1995
                                Interest               Final
Periodic
Description                       Rate               Maturity Date       Payment
Terms
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:
                                                                         P + I
monthly
Timeshare Interests             Various
payment of
  Oxnard, CA                  12.25 - 13.9% fixed       Various
$2,149.35
50 percent interest in
  unsecured note related to                                              P & I
due at
  179 lots in Lancaster, CA     7.75% fixed          December 1, 1997
maturity
50 percent interest in
  First Trust Deed on 283                                                 P & I
due at
  acres in Bakersfield, CA      15% fixed             August 8, 1997
maturity
50 percent interest in
  First Trust Deed on                                                     P & I
due at
  179 lots in Lancaster, CA    Prime + 1%             August 1, 1997
maturity
50 percent interest in 1st
  T.D. on four single family                                              P & I
due at
  homes in Lancaster, CA       Prime + 1%              July 1, 1998
maturity
50 percent interest in 1st
  T.D. on nine single family                                              P & I
due at
  homes in Lancaster, CA       Prime + 1%              July 1, 1996
maturity

Losses from unconsolidated investees



                                             F-41
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                   December 31, 1995

Principal Amount
                                                                           of
Loan Subject
                                                                          to
Delinquent
                                        Face Amount     Carrying Amount
Principal or
Description              Prior Liens    of Mortgages   of Mortgages (F1)
Interest
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:

Timeshare Interests
Oxnard, CA                 None           $    84,000        $    25,000
None
50 percent interest in
  unsecured note related   1st T.D.
  to 179 lots in              of            2,115,000
  Lancaster, CA            $3,266,000  (50% - 1,059,000)       1,059,000     $
1,059,000
50 percent interest
  in First Trust Deed
  on 283 acres in                           3,893,000
  Bakersfield, CA          None        (50% - 1,947,000)       1,947,000
1,947,000
50 percent interest
  in First Trust Deed
  on 179 lots in                            3,266,000
  Lancaster, CA            None        (50% - 1,636,000)         543,000
None





                                             F-42
                  CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                   December 31, 1995

Principal Amount
                                                                           of
Loan Subject
                                                                          to
Delinquent
                                        Face Amount     Carrying Amount
Principal or
Description          Prior Liens       of Mortgages   of Mortgages (F1)
Interest
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:
50 percent interest in
  1st T.D. on  four     1st T.D.
  single family homes      of               490,000
  in Lancaster, CA    $3,266,000         (50% - 245,000)       255,000
None

50 percent interest
  in 1st T.D. on
  nine single
  family homes in                         1,034,000
  Lancaster, CA         None             (50% - 518,000)       235,000
None
- - --------------------------------------------------------------------------------
- - ----------
Losses from unconsolidated investees                        (2,208,000)
(2,208,000)
- - --------------------------------------------------------------------------------
- - ----------
                                        $ 5,489,000        $ 1,856,000        $
798,000
================================================================================
==========

<F1> Aggregate cost for Federal Income Tax purposes is $6,079,000 at December
31, 1995.

                                             F-43
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule IV
                                   Mortgage Loans on Real Estate
                                            (Continued)
                                        December 31, 1995
The following is a summary of activity for the years ended December 1995, 1994 and 1993.

                                 1995                1994                1993
- - --------------------------------------------------------------------------------
- - ----------
Balance at beginning of year    $ 3,118,000       $   883,000          $
7,425,000
  Additions during period:
   New mortgage
     loans/disbursements            821,000           217,000
1,000
   Other - Interest
     reserve and amortization           ---             8,000
10,000
   Loans transferred
     from real estate owned             ---         3,003,000                  -
- - --
   Loans transferred
     from restricted cash               ---           501,000                  -
- - --

  Deductions during period:
   Collections of principal        (280,000)       (1,016,000)
(1,503,000)
   Foreclosures                         ---               ---
(5,025,000)
   Charge-offs                          ---           (73,000)
(25,000)
   Losses from
     unconsolidated investees    (1,803,000)         (405,000)                 -
- - --
- - --------------------------------------------------------------------------------
- - ----------
                                $ 1,856,000       $ 3,118,000          $
883,000
================================================================================
==========

                          See accompanying independent auditors' report.
                                             F-44