Form 10-Q
period 1996-03-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1996-05-15
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996
                             or

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from   N/A   to   N/A

                   Commission File Number: 0-15448

                 CENTENNIAL MORTGAGE INCOME FUND II
        (Exact name of registrant as specified in its charter)

           California                          33-0112106
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

 1540 South Lewis Street, Anaheim, California        92805
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (714)502-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO












                             PART I


ITEM 1. FINANCIAL STATEMENTS

          CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                         A Limited Partnership

                     Consolidated Balance Sheets
                           (Unaudited)

                                     March 31,       December 31,
   Assets                              1996             1995
- -----------------------------------------------------------------
Cash and cash equivalents         $    683,000      $    854,000
Restricted cash                         11,000            11,000
Short-term investments                 104,000           102,000

Real estate loans
  receivable, earning                   23,000            25,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 4)                   1,047,000         1,033,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 4)                  654,000           798,000
- -----------------------------------------------------------------
                                     1,724,000         1,856,000

 Less allowance for possible
  loan losses                            8,000             8,000
- -----------------------------------------------------------------
Net real estate loans receivable     1,716,000         1,848,000

Real estate owned, net, held
  for sale, (note 3)                11,316,000        11,314,000

 Less allowance for possible loan
  losses on real estate owned        2,545,000         2,545,000
- -----------------------------------------------------------------
Net real estate owned                8,771,000         8,769,000




   See accompanying notes to consolidated financial statements
                              1
           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Continued)
                           (Unaudited)

                                     March 31,       December 31,
   Assets                              1996             1995
- -----------------------------------------------------------------
Due from affiliates                     11,000               ---
Other assets                            29,000            21,000
- -----------------------------------------------------------------
                                  $ 11,325,000      $ 11,605,000
=================================================================

Liabilities and Partners' Equity
- -----------------------------------------------------------------
Note payable                      $    175,000      $    185,000
Accounts payable and
  accrued liabilities                   26,000             6,000
Interest and property taxes
  payable on real estate owned         173,000           203,000
Payable to affiliates (note 4)          10,000             3,000
- -----------------------------------------------------------------
   Total liabilities                   384,000           397,000

Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  March 31, 1996 and December 31, 1995
    General partners                  (195,000)         (195,000)
    Limited partners                11,136,000        11,403,000
- -----------------------------------------------------------------
    Total partners' equity          10,941,000        11,208,000

Contingencies (note 5)
- -----------------------------------------------------------------
                                  $ 11,325,000      $ 11,605,000
=================================================================





  See accompanying notes to consolidated financial statements
                             2
           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)

          For the three months ended March 31, 1996 and 1995

                                   1996              1995
- -----------------------------------------------------------------
Revenue:
Interest income on loans to
   unconsolidated investees,
   including fees                $   24,000       $      ---
Interest income on loans
  to nonaffiliates,
  including fees                      4,000           11,000
Interest-bearing deposits             8,000           14,000
Operations of real estate owned      31,000           33,000
- -----------------------------------------------------------------
    Total revenue                    67,000           58,000

Expenses:
Provision for
  possible losses                       ---              ---
Share of losses in
  unconsolidated investees          145,000          153,000
Operating expenses
  from operations of
  real estate owned                  17,000           16,000
Operating expenses from
  operations of real estate
  owned paid to affiliates            3,000            3,000
Expenses associated
  with non-operating
  real estate owned                  93,000           39,000
Depreciation and
  amortization expense                3,000            2,000
Interest expense                      4,000            6,000
General and administrative,
  affiliates                         42,000           27,000
General and administrative,
  nonaffiliates                      27,000           18,000



   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)
                         (Unaudited)
      For the three months ended March 31, 1996 and 1995

                                   1996              1995
- -----------------------------------------------------------------
Mortgage investment
  servicing fees paid
  to affiliates (note 4)                ---            9,000
- -----------------------------------------------------------------
    Total expenses                  334,000          273,000
- -----------------------------------------------------------------
    Net loss                    $  (267,000)     $  (215,000)
=================================================================
Net loss per limited
  partnership unit              $     (9.16)     $     (7.38)
=================================================================
























   See accompanying notes to consolidated financial statements
                              4
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                    A Limited Partnership

          Consolidated Statement of Partners' Equity
                         (Unaudited)

           For the three months ended March 31, 1996
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
- -----------------------------------------------------------------
Balance at
  December 31, 1995   $  (195,000)   $ 11,403,000   $ 11,208,000

Net loss                      ---        (267,000)      (267,000)
- -----------------------------------------------------------------
Balance at
  March 31, 1996      $  (195,000)   $ 11,136,000   $ 10,941,000
=================================================================

























   See accompanying notes to consolidated financial statements
                              5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the three months ended March 31, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                      $  (267,000)     $  (215,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Provision for
      possible losses                   ---              ---
     Interest accrued
      to principal                  (24,000)             ---
     Depreciation and
      amortization expense            3,000            2,000
     Equity in losses of
      unconsolidated investees      145,000          153,000
Changes in assets
  and liabilities:
   Increase in other assets         (11,000)        (299,000)
   Increase (decrease) in
    payable to affiliates             7,000           (3,000)
   (Increase) decrease in
    due from affiliate              (11,000)           5,000
   Increase in accounts payable
    and accrued liabilities           20,000            1,000
   Decrease in interest and
    taxes payable on real
    estate owned                    (30,000)         (62,000)
- -----------------------------------------------------------------
     Net cash used in
      operating activities         (168,000)        (418,000)
- -----------------------------------------------------------------




   See accompanying notes to consolidated financial statements
                              6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)
                       (Unaudited)

       For the three months ended March 31, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected on loans      33,000            1,000
   Advances on loans made to
    unconsolidated investees        (22,000)         (69,000)
   Additions to real
    estate owned                     (2,000)             ---
   Increase in short-term
    investments                      (2,000)             ---
- -----------------------------------------------------------------
Net cash provided by (used in)
     investing activities             7,000          (68,000)
- -----------------------------------------------------------------
Cash flows from
  financing activities:
   Principal payments on
    notes payable                   (10,000)         (10,000)
- -----------------------------------------------------------------
Net decrease in cash               (171,000)        (496,000)

Beginning cash and
  cash equivalents                  854,000        1,908,000
- -----------------------------------------------------------------
Ending cash and cash
  equivalents                   $   683,000      $ 1,412,000
=================================================================







   See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

            Notes to Consolidated Financial Statements
                         (Unaudited)

                   March 31, 1996 and 1995

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

As of March 31, 1996, most of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.




                              8
Information pertaining to the three months ended March 31, 1996 and 1995 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 1995 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

At March 31, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $654,000 (of which $654,000 were on nonaccrual status). At March 31, 1996, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 recorded by the Partnership. However, the unconsolidated investees have recorded an allowance for losses of $3,480,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects this



                              9
allowance. There was a $1,000 investment in impaired loans during the three months ended March 31, 1996. For the three months ended March 31, 1996, the Partnership recognized no interest income nor cash basis income on these impaired loans.

Carrying Value of Real Estate Owned, Held for Sale

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal.



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      March 31,      December 31,
                                        1996             1995
- -----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $     837       $     837
2.  45 acres in Sacramento, CA           4,128           4,126
3.  Proposed marina and condominiums
      in Redwood City, CA                5,360           5,360
4.  10.66 acres in Roseville, CA         1,003           1,003
- -----------------------------------------------------------------
Subtotal                                11,328          11,326
Less accumulated depreciation               12              12
- -----------------------------------------------------------------
Total real estate owned              $  11,316       $  11,314
=================================================================






                             10
In accordance with SFAS 121, the Partnership carries real estate owned, held for sale, at the lower of carrying amount or fair value less costs to sell. The estimated fair values were determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction.

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation, ("CC"), is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. Mortgage investment servicing fees for the three months ended March 31, 1995 were $9,000. There were no mortgage investment servicing fees incurred for the three months ended March 31, 1996.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 1996 or 1995.

The Partnership owns 50 percent of the outstanding capital stock of two corporations which have not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR") and BKS Development Inc., ("BKS"). The balance of outstanding capital stock in these corporations is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to these corporations and


                             11
this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore, the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable.

The Partnership holds a 50 percent participation in an unsecured note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at March 31, 1996 is $1,059,000 and the Partnership had applied $651,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $197,000 as of March 31, 1996.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At March 31, 1996, the Partnership holds a 50 percent participation in three notes, due from Silverwood consisting of a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at March 31, 1996, is $555,000. The Partnership's disbursed balance of the $490,000 model loan at March 31, 1996 is $230,000. At March 31, 1996 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $262,000.






















                             12
The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at March 31, 1996 and for the three months ended March 31, 1996:

                       LCR Development, Inc.
                    Consolidated Balance Sheet

                                                  March 31,
  Assets                                            1996
- -----------------------------------------------------------------
Cash                                             $     1,000

Real estate owned, held for investment             5,696,000
Less allowance for losses on
  real estate investments                            787,000
- -----------------------------------------------------------------
Net real estate owned                              4,909,000

Organization costs                                     2,000
- -----------------------------------------------------------------
                                                 $ 4,912,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Notes payable to affiliates                      $ 5,914,000
Accounts payable and accrued liabilities               2,000
Interest and taxes payable on real property          299,000
- -----------------------------------------------------------------
Total liabilities                                  6,215,000

Stockholders' deficit                             (1,303,000)
- -----------------------------------------------------------------
                                                 $ 4,912,000
=================================================================







                             13

                   LCR Development, Inc.
            Consolidated Statement of Operations


                                                  Three months
                                                    ended
                                                 March 31, 1996
- -----------------------------------------------------------------
Interest expense                                 $    49,000
Selling and marketing expenses                        62,000
General and administrative                             1,000
- -----------------------------------------------------------------
Net (loss)                                       $  (112,000)
=================================================================


The Partnership holds a 50 percent participation in a note secured by a first trust deed in the amount of $3,894,000 due from BKS. The Partnership's share of the note receivable at March 31, 1996 is $1,948,000 and the Partnership had applied $1,702,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership had not accrued its share of interest on this note which was approximately $488,000 as of March 31, 1996.




















                             14
The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at March 31, 1996 and for the three months ended March 31, 1996:


                    BKS Development, Inc.
                        Balance Sheet

                                                  March 31,
  Assets                                            1996
- -----------------------------------------------------------------
Cash                                             $     1,000

Real property                                      5,199,000
Less allowance for losses on
  real estate investments                          2,693,000
- -----------------------------------------------------------------
Net real estate owned                              2,506,000
- -----------------------------------------------------------------
                                                 $ 2,507,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Bonds payable                                    $   698,000
Note payable to affiliates                         3,894,000
Interest and property taxes
   payable on real property                        1,320,000
- -----------------------------------------------------------------
Total liabilities                                  5,912,000

Stockholders' deficit                             (3,405,000)
- -----------------------------------------------------------------
                                                 $ 2,507,000
=================================================================







                             15

                    BKS Development, Inc.
                   Statement of Operations

                                                 Three months
                                                    ended
                                                 March 31, 1996
- -----------------------------------------------------------------
Interest expense                                 $    74,000
Property taxes                                       103,000
General and administrative                             1,000
- -----------------------------------------------------------------
Net (loss)                                       $  (178,000)
=================================================================


(5) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.























                             16
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(267,000) and $(9.16), respectively, for the three months ended March 31, 1996 and ($215,000) and $(7.38), respectively, for the three months ended March 31, 1995. The increase in losses from March 31, 1995 to March 31, 1996 is primarily the result of an increase in expenses associated with non-operating real estate owned.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership had $787,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at March 31, 1996. Sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to unconsolidated investees totaling $22,000 and received payoffs and paydowns on loans totaling $33,000 during the three months ended March 31, 1996. During the first three months of 1996, the Partnership disbursed funds for the improvement of real estate owned totaling $2,000.

The Partnership's notes payable commitments consist of interest and principal payments due of approximately $58,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $494,000 payable during the next twelve months, and
(ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash reserves and the sale of real estate owned.

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

Effective with the third quarter of 1991, the Partnership suspended cash distributions to partners due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. However, although no new mortgage investments shall be made, the general partners expect that the cash proceeds from future mortgage reductions will be retained by the Partnership until such time as the Partnership has sufficient cash to fulfill the operating requirements of the real estate owned by the Partnership.

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California, several of the Partnership's loans have become nonperforming and subsequently real estate owned. As a result, interest income on loans to nonaffiliates continues to decline. Interest income on loans to nonaffiliates, including fees decreased to $4,000 from $11,000 for the three months ended March 31, 1996 and 1995,
respectively.   The decrease in interest income on loans for the
three months ended March 31, 1995 to 1996 is primarily due to the payoff of a large loan receivable in 1995.

Interest income on loans to unconsolidated investees, including fees totaled $24,000 for the three months ended March 31, 1996. There was no comparable income for the same period in 1995 due to the loans to unconsolidated investees being placed on nonaccrual and subsequently classified as insubstance foreclosures and foreclosures. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at March 31, 1996 totaled $654,000. There were no loans on nonaccrual at March 31, 1995. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first three months of 1996 on the affiliated nonaccrued loans, interest income would have been approximately $95,000 higher than was actually reported for that period.

The real estate owned balance at March 31, 1996 and 1995 was $8,771,000 and $8,839,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by CMIF reflect the majority of the cost basis of single family lots contributed to Silverwood Homes. LCR's only source of repayment of this note is proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of this note to be less than the original principal balance of the loan. As a result, the loan has been placed on nonaccrual. The participating principal balance and nonaccrued interest balances at March 31, 1996 are $1,059,000 and $197,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of this note by $651,000, its share of losses from this unconsolidated investee.

During 1994, the Partnership acquired a 50 percent participation in a $3,894,000 note due from BKS. The loan is secured by 283 acres in Bakersfield, CA. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The participating principal balance and nonaccrued interest balance at March 31, 1996 are $1,948,000 and $488,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of this note by $1,702,000, its share of losses from this unconsolidated investee.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,894 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 66 percent leased and is beginning to generate positive net operating income. The property generated net operating income before debt service of $11,000 during the first three months of 1996. The property is being marketed for sale. The carrying value at March 31, 1996 was $837,000 less depreciation of $12,000. The property is encumbered by a fully amortizing note secured by a first trust deed of $175,000 which will be paid off on December 31, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. The Partnership is in the process of rezoning and subdivision of portions of the property to facilitate one escrow on a portion of the property. During the first quarter of 1996, this escrow was reopened for a portion of the property. The Partnership is not expecting to realize any material gains or losses related to this potential sale and there is no assurance that this escrow will actually close. At March 31, 1996, the carrying value of this asset was $4,128,000.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan and now owns the property. The Partnership originally committed $3,487,000 for a land loan located in Redwood, California. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property is included in real estate owned at its
carrying value of $5,360,000.   Management has obtained an
extension on the 404B1 permit for the marina through March 1996 and is currently working on the next extension. The 404B1 permit enables the owner to build the currently proposed 104-slip boat marina. The Partnership has completed approximately 70 percent of the dredging of the marina site. Residential sales in this entire area have seen a steady decline over the last 2-3 years, however the area appears to have stabilized. As a result, management is pursuing both, (i) the sale or joint venture of the property and (ii) Partnership buildout of the project and sale thereafter.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value at March 31, 1996 of $1,003,000 and has no additional debt. This area has seen an increase in residential development during 1995 which hopefully will increase interest in this property. Management is marketing the property for sale and is evaluating a possible rezone.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $8,000 and $14,000 for the three months ended March 31, 1996 and 1995, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased cash balances for the three months ended March 31, 1996.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $31,000 and $33,000 for the three months ended March
31, 1996 and 1995, respectively. The 1996 and 1995 revenues are from the office building in San Bernardino.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 1996 or 1995. The provision for possible losses results from the change in the allowance for possible loan losses on and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible loan losses at March 31, 1996 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.
SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $145,000 and $153,000 for the three months ended March 31, 1996 and 1995, respectively. The share of losses consists primarily of marketing expenses, property tax and interest expenses related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $17,000 and $16,000 for the three months ended March 31, 1996 and 1995, respectively. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $3,000 and $3,000 for the three months ended March 31, 1996 and 1995, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $93,000 and $39,000 for the three months ended March 31, 1996 and 1995, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville. The increase for the three months ended March 31, 1996 is due to an increase in costs due to development of the 45 acres in Sacramento and a property tax adjustment related to the proposed marina and condominiums in Redwood City.

Depreciation and amortization expense was $3,000 and $2,000 for the three months ended March 31, 1996 and 1995, respectively.

Interest expense was $4,000 and $6,000 for the three months ended March 31, 1996 and 1995, respectively. The interest expense relates to the office building in San Bernardino. The decrease for 1996 is due to the amortization of the note secured by the office building in San Bernardino.

General and administrative expenses, affiliates for the three months ended March 31, 1996 and 1995 totaled $42,000 and $27,000, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 1996 is partially due to a $9,000 change in billing methodology from mortgage investment servicing fees to salary allocations and an increase in overhead percentages.

General and administrative expenses, nonaffiliates totaled $27,000 and $8,000 for the three months ended March 31, 1996 and 1995, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase for 1996 is primarily due to moving expenses, increased office expenses and outside services.

Mortgage investment servicing fees, affiliates for the three months ended March 31, 1996 totaled $9,000. There were no mortgage investment servicing fees, affiliates incurred for the three months ended March 31, 1996. This consists of fees paid to Centennial Corporation, for servicing the Partnership's loan and real estate owned portfolio. During 1996, the Partnership no longer incurs mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio.


































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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    May 15, 1996


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    May 15, 1996


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            May 15, 1996