Form 10-Q
period 1996-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1996-08-14
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996
                             or

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

                     Consolidated Balance Sheets
                           (Unaudited)

                                      June 30,       December 31,
   Assets                              1996             1995
- -----------------------------------------------------------------
Cash and cash equivalents         $    513,000      $    854,000
Restricted cash                         12,000            11,000
Short-term investments                     ---           102,000

Real estate loans
  receivable, earning                   22,000            25,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 4)                   1,247,000         1,033,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 4)                  215,000           798,000
- -----------------------------------------------------------------
                                     1,484,000         1,856,000

 Less allowance for possible
  loan losses                            8,000             8,000
- -----------------------------------------------------------------
Net real estate loans receivable     1,476,000         1,848,000

Real estate owned, net, held
  for sale (note 3)                 11,316,000        11,314,000

 Less allowance for possible loan
  losses on real estate owned        2,545,000         2,545,000
- -----------------------------------------------------------------
Net real estate owned                8,771,000         8,769,000




   See accompanying notes to consolidated financial statements
                              1
           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Continued)
                           (Unaudited)

                                      June 30,       December 31,
   Assets                              1996             1995
- -----------------------------------------------------------------
Due from affiliates                      2,000               ---
Other assets                            30,000            21,000
- -----------------------------------------------------------------
                                  $ 10,804,000      $ 11,605,000
=================================================================

Liabilities and Partners' Equity
- -----------------------------------------------------------------
Note payable                      $    165,000      $    185,000
Accounts payable and
  accrued liabilities                    7,000             6,000
Interest and property taxes
  payable on real estate owned         240,000           203,000
Payable to affiliates (note 4)           1,000             3,000
- -----------------------------------------------------------------
   Total liabilities                   413,000           397,000

Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  June 30, 1996 and December 31, 1995
    General partners                  (195,000)         (195,000)
    Limited partners                10,586,000        11,403,000
- -----------------------------------------------------------------
    Total partners' equity          10,391,000        11,208,000

Contingencies (note 5)
- -----------------------------------------------------------------
                                  $ 10,804,000      $ 11,605,000
=================================================================





  See accompanying notes to consolidated financial statements
                             2
           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)

                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                       1996       1995        1996       1995
- -----------------------------------------------------------------
Revenue:
Interest income
  on loans to
  nonaffiliates,
  including fees   $   8,000   $  23,000   $   4,000   $  12,000
Interest income
  on loans to
  unconsolidated
  investees,
  including fees      51,000         ---      27,000         ---
Interest-bearing
  deposits            14,000      27,000       6,000      13,000
Income from
  operations of
  real estate owned   62,000      68,000      31,000      35,000
- -----------------------------------------------------------------
    Total revenue    135,000     118,000      68,000      60,000

Expenses:
Provision for
  possible losses        ---     100,000         ---     100,000
Share of losses in
  unconsolidated
  investees          587,000     310,000     442,000     157,000
Operating expenses
  from operations of
  real estate owned   35,000      37,000      18,000      21,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliates   6,000       6,000       3,000       3,000
Expenses associated
  with non-operating
  real estate owned  183,000     110,000      90,000      71,000


   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)
                         (Unaudited)
                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                       1996       1995        1996       1995
- -----------------------------------------------------------------
Depreciation and
  amortization
  expense              4,000       4,000       1,000       2,000
Interest expense       8,000      10,000       4,000       4,000
General and
  administrative,
  affiliates          88,000      64,000      46,000      37,000
General and
  administrative,
  nonaffiliates       41,000      38,000      14,000      20,000
Mortgage investment
  servicing fees
  paid to
  affiliates
  (note 4)               ---      18,000         ---       9,000
- -----------------------------------------------------------------
    Total expenses   952,000     697,000     618,000     424,000
- -----------------------------------------------------------------
    Net loss       $(817,000)  $(579,000)  $(550,000)  $(364,000)
=================================================================
Net loss per
  limited
  partnership
  unit             $  (28.04)  $  (19.87)  $  (18.87)  $  (12.49)
=================================================================










   See accompanying notes to consolidated financial statements
                              4
        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                    A Limited Partnership

          Consolidated Statement of Partners' Equity
                         (Unaudited)

           For the six months ended June 30, 1996
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
- -----------------------------------------------------------------
Balance at
  December 31, 1995   $  (195,000)   $ 11,403,000   $ 11,208,000

Net loss                      ---        (817,000)      (817,000)
- -----------------------------------------------------------------
Balance at
  June 30, 1996       $  (195,000)   $ 10,586,000   $ 10,391,000
=================================================================

























   See accompanying notes to consolidated financial statements
                              5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the six months ended June 30, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                      $  (817,000)     $  (579,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Provision for
      possible losses                   ---          100,000
     Amortization of
      unearned loan fees
      and discounts                  (1,000)             ---
     Interest accrued to
      principal on loans
      to affiliates                 (51,000)             ---
     Depreciation expense             4,000            4,000
     Equity in losses of
      unconsolidated investees      587,000          310,000
Changes in assets
  and liabilities:
   Increase in other assets         (13,000)         (14,000)
   Increase in due
    from affiliates                  (2,000)             ---
   Decrease in payable
     to affiliates                   (2,000)          (3,000)
   Increase (decrease) in
    accounts payable and
    accrued liabilities               1,000           (8,000)
   Increase (decrease) in
    interest and taxes
    payable on real
    estate owned                     37,000          (11,000)



   See accompanying notes to consolidated financial statements
                              6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)
                       (Unaudited)
       For the six months ended June 30, 1996 and 1995
                                   1996              1995
- -----------------------------------------------------------------
Net cash used in
      operating activities         (257,000)        (201,000)
- -----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected on loans      32,000            3,000
   Advances on loans made
    to unconsolidated
    investees (note 4)             (195,000)        (121,000)
   Additions to real
    estate owned                     (2,000)             ---
   Increase in restricted cash       (1,000)             ---
   Decrease in short-term
    investments                     102,000              ---
- -----------------------------------------------------------------
Net cash used in
     investing activities           (64,000)        (118,000)
- -----------------------------------------------------------------
Cash flows from
  financing activities:
   Principal payments on
    notes payable                   (20,000)         (19,000)
- -----------------------------------------------------------------
Net decrease in cash               (341,000)        (338,000)

Beginning cash and
  cash equivalents                  854,000        1,908,000
- -----------------------------------------------------------------
Ending cash and cash
  equivalents                   $   513,000      $ 1,570,000
=================================================================
Supplemental disclosures of
  cash flow information:
   Cash paid during the
    six months for:
      Interest                  $     8,000      $    10,000

   See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

            Notes to Consolidated Financial Statements
                         (Unaudited)

                   June 30, 1996 and 1995

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

As of June 30, 1996, most of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six months ended June 30, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.



                              8
Information pertaining to the six months ended June 30, 1996 and 1995 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

At June 30, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $215,000 (all of which were on nonaccrual status). At June 30, 1996, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 recorded by the Partnership. However, the unconsolidated investees have recorded an allowance for losses of $4,180,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects this allowance.



                              9
There was a $4,000 investment in impaired loans during the six months ended June 30, 1996. For the six months ended June 30, 1996, the Partnership recognized no interest income nor cash basis income on these impaired loans.

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



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      June 30,       December 31,
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

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation, ("CC"), is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. Mortgage investment servicing fees for the six and three months ended June 30, 1995 were $18,000 and $9,000. There were no mortgage investment servicing fees incurred for the six and three months ended June 30, 1996.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six and three months ended June 30, 1996 or 1995.

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

The Partnership holds a 50 percent participation in an unsecured note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at June 30, 1996 is $1,059,000 and the Partnership had applied $1,022,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $217,000 as of June 30, 1996.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At June 30, 1996, the Partnership holds a 50 percent participation in three notes, due from Silverwood consisting of a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at June 30, 1996, is $643,000.
The Partnership's disbursed balance of the $490,000 model loan at June 30, 1996 is $238,000. At June 30, 1996 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $367,000.






















                             12
The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at June 30, 1996 and for the six months ended June 30, 1996:

                       LCR Development, Inc.
                    Consolidated Balance Sheet

                                                  June 30,
  Assets                                            1996
- -----------------------------------------------------------------
Cash                                             $     2,000

Real estate owned, held for investment             5,902,000
Less allowance for losses on
  real estate investments                          1,337,000
- -----------------------------------------------------------------
Net real estate owned                              4,565,000

Organization costs                                     2,000
- -----------------------------------------------------------------
                                                 $ 4,569,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Notes payable to affiliates                      $ 6,299,000
Payable to affiliates                                  2,000
Interest and taxes payable on real property          313,000
- -----------------------------------------------------------------
Total liabilities                                  6,614,000

Stockholders' deficit                             (2,045,000)
- -----------------------------------------------------------------
                                                 $ 4,569,000
=================================================================







                             13

                   LCR Development, Inc.
            Consolidated Statement of Operations


                                                  Six months
                                                    ended
                                                 June 30, 1996
- -----------------------------------------------------------------
Provision for losses on real estate owned        $   550,000
Interest expense                                     113,000
Selling and marketing expenses                       100,000
General and administrative                            91,000
- -----------------------------------------------------------------
Net (loss)                                       $  (854,000)
=================================================================


The Partnership holds a 50 percent participation in a note secured by a first trust deed in the amount of $3,894,000 due from BKS. The Partnership's share of the note receivable at June 30, 1996 is $1,951,000 and the Partnership had applied $1,773,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership had not accrued its share of interest on this note which was approximately $562,000 as of June 30, 1996.



















                             14
The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at June 30, 1996 and for the six months ended June 30, 1996:


                    BKS Development, Inc.
                        Balance Sheet

                                                  June 30,
  Assets                                            1996
- -----------------------------------------------------------------
Cash                                             $     1,000

Real property                                      5,199,000
Less allowance for losses on
  real estate investments                          2,843,000
- -----------------------------------------------------------------
Net real estate owned                              2,356,000
- -----------------------------------------------------------------
                                                 $ 2,357,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Bonds payable                                    $   698,000
Note payable to affiliates                         3,898,000
Interest and property taxes
   payable on real property                        1,307,000
- -----------------------------------------------------------------
Total liabilities                                  5,903,000

Stockholders' deficit                             (3,546,000)
- -----------------------------------------------------------------
                                                 $ 2,357,000
=================================================================







                             15

                    BKS Development, Inc.
                   Statement of Operations

                                                 Six months
                                                    ended
                                                 June 30, 1996
- -----------------------------------------------------------------
Interest expense                                 $    92,000
Provision for losses                                 150,000
Property taxes                                        72,000
General and administrative                             5,000
- -----------------------------------------------------------------
Net (loss)                                       $  (319,000)
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

The Partnership had net losses and losses per limited partnership unit of $(817,000) and $(28.04) and $(550,000) and $(18.87), respectively, for the six and three months ended June 30, 1996 and ($579,000) and $(19.87) and $(364,000) and $(12.49),
respectively, for the six and three months ended June 30, 1995. The increase in losses from 1995 to 1996 is primarily the result of an increase in losses in unconsolidated investees and an increase in expenses associated with non-operating real estate owned which were partially offset by an increase in net interest income and a decrease in the provision for possible losses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had $513,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at June 30, 1996. Sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to unconsolidated investees totaling $195,000 and received payoffs and paydowns on loans totaling $32,000 during the six months ended June 30, 1996. During the first six months of 1996, the Partnership disbursed funds for the improvement of real estate owned totaling $2,000.

The Partnership's notes payable commitments consist of interest and principal payments due of approximately $58,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $512,000 payable during the next twelve months (including taxes accrued and delinquent as of June 30, 1996), and
(ii) selling, general and administrative costs. Interest and property taxes payable on real estate owned as of June 30, 1996 consisted of $240,000 in delinquent real estate taxes on the proposed marina in Redwood City. The Partnership can apply for a 5 year redemption plan on a portion of the property taxes due in 1996 to ease liquidity constraints, if necessary. These commitments are expected to be paid from existing cash reserves and the sale of real estate owned. Several of the Partnership's real estate assets are listed for sale; however, if liquidity becomes a major concern in 1996, management may find it necessary to significantly reduce the asking prices on one or more assets in order to generate liquidity.

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

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California, several of the Partnership's loans have become nonperforming and subsequently real estate owned. As a result, interest income on loans to nonaffiliates continues to decline. Interest income on loans to nonaffiliates, including fees decreased to $8,000 and $4,000 for the six and three months ended June 30, 1996 from $23,000 and $12,000 for the six and three months ended June 30, 1995. The decrease in interest income on loans for the six and three months ended June 30, 1995 to 1996 is primarily due to the payoff of a large loan receivable in 1995.

Interest income on loans to unconsolidated investees, including fees totaled $51,000 and $27,000 for the six and three months ended June 30, 1996. There was no comparable income for the same periods in 1995. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at June 30, 1996 totaled $215,000. There were no loans on nonaccrual at June 30, 1995. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first six months of 1996 on the affiliated nonaccrued loans, interest income would have been approximately $189,000 higher than was actually reported for that period.

The real estate owned balance at June 30, 1996 and 1995 was $8,771,000 and $8,736,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by CMIF reflect the majority of the cost basis of single family lots contributed to Silverwood Homes. LCR's only source of repayment of this note is proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of this note to be less than the original principal balance of the loan. As a result, the loan has been placed on nonaccrual. The participating principal balance and nonaccrued interest balances at June 30, 1996 are $1,059,000 and $217,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of this note by $1,022,000, its share of losses from this unconsolidated investee.

During 1994, the Partnership acquired a 50 percent participation in a $3,894,000 note due from BKS. The loan is secured by 283 acres in Bakersfield, CA. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The participating principal balance and nonaccrued interest balance at June 30, 1996 are $1,951,000 and $562,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of this note by $1,773,000, its share of losses from this unconsolidated investee.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,894 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 69 percent leased and is beginning to generate positive net operating income. The property generated net operating income before debt service of $21,000 during the first six months of 1996. The property is being marketed for sale. The carrying value at June 30, 1996 was $837,000 less depreciation of $12,000. The property is encumbered by a fully amortizing note secured by a first trust deed of $165,000 which will be paid off on December 31, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. The Partnership is in the process of rezoning and subdivision of portions of the property to facilitate one escrow on a portion of the property. The Partnership is not expecting to realize any material gains or losses related to this potential sale and there is no assurance that this escrow will actually close. At June 30, 1996, the carrying value of this asset was $4,128,000.

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

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value at June 30, 1996 of $1,003,000 and has no additional debt. This area has seen an increase in residential development during 1995 which hopefully will increase interest in this property. Management is marketing the property for sale and is evaluating a possible rezone.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $14,000 and $6,000 for the six and three months ended June 30, 1996 and $27,000 and $13,000 for the six and three months ended June 30, 1995. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased cash balances for the six and three months ended June 30, 1996.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $62,000 and $31,000 for the six and three months ended June 30, 1996 and $68,000 and $35,000 for the six and three months ended June 30, 1995. The 1996 and 1995 revenues are from the office building in San Bernardino.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six and three months ended June 30, 1996. The provision for possible losses was $100,000 for the six and three months ended June 30, 1995. The 1995 provision relates to the office building in San Bernardino. The provision for possible losses results from the change in the allowance for possible loan losses on and the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible loan losses at June 30, 1996 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $587,000 and $442,000 for the six and three months ended June 30, 1996 and $310,000 and $157,000 for the six and three months ended June 30, 1995. The share of losses consists primarily of a provision for losses on real estate owned, interest expense, selling and marketing expense, and general and administrative expense related to the single family development owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $35,000 and $18,000 for the six and three months ended June 30, 1996 and $37,000 and $21,000 for the six and three months ended June 30, 1995. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $6,000 and $3,000 for the six and three months ended June 30, 1996 and $6,000 and $3,000 for the six and three months ended June 30, 1995. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $183,000 and $90,000 for the six and three months ended June 30, 1996 and $110,000 and $71,000 for the six and three months ended June 30, 1995. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the
10.66 acres in Roseville. The increase for the six and three months ended June 30, 1996 is due to an increase in costs due to development of the 45 acres in Sacramento and a retroactive downward adjustment of property taxes related to the proposed marina and condominiums in Redwood City which was recorded in 1995. There was no corresponding retroactive adjustment in 1996.

Depreciation and amortization expense was $4,000 and $1,000 for the six and three months ended June 30, 1996 and $4,000 and $2,000 for the six and three months ended June 30, 1995.

Interest expense was $8,000 and $4,000 for the six and three months ended June 30, 1996 and $10,000 and $4,000 for the six and three months ended June 30, 1995. The interest expense relates to the office building in San Bernardino. The decrease for 1996 is due to the amortization of the note secured by the office building in San Bernardino.

General and administrative expenses, affiliates was $88,000 and $46,000 for the six and three months ended June 30, 1996 and $64,000 and $37,000 for the six and three months ended June 30, 1995. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 1996 is primarily due to an $18,000 change in billing methodology from mortgage investment servicing fees to salary allocations.

General and administrative expenses, nonaffiliates totaled $41,000 and $14,000 for the six and three months ended June 30, 1996 and $38,000 and $20,000 for the six and three months ended June 30, 1995. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase for 1996 is primarily due to moving expenses.

Mortgage investment servicing fees paid to affiliates for the six and three months ended June 30, 1995 totaled $18,000 and $9,000. There were no mortgage investment servicing fees paid to affiliates incurred for the six and three months ended June 30, 1996. This consists of fees paid to Centennial Corporation, for servicing the Partnership's loan and real estate owned portfolio. During 1996, the Partnership no longer incurs mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio.









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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                 August 14, 1996


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                 August 14, 1996


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                         August 14, 1996