Form 10-Q
period 1996-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1996-11-14
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996
                             or

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

                   Consolidated Balance Sheets
                          (Unaudited)

                                  September 30,     December 31,
   Assets                             1996              1995
-----------------------------------------------------------------
Cash and cash equivalents         $    483,000      $    854,000
Restricted cash                         12,000            11,000
Short-term investments                     ---           102,000

Real estate loans
  receivable, earning                   21,000            25,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 4)                         ---         1,033,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (notes 2 and 4)         1,190,000           798,000
-----------------------------------------------------------------
                                     1,211,000         1,856,000

 Less allowance for possible
  loan losses                            8,000             8,000
-----------------------------------------------------------------
Net real estate loans receivable     1,203,000         1,848,000

Real estate owned, net, held
  for sale (note 3)                 11,316,000        11,314,000

 Less allowance for possible loan
  losses on real estate owned        2,545,000         2,545,000
-----------------------------------------------------------------
Net real estate owned                8,771,000         8,769,000




   See accompanying notes to consolidated financial statements
                               1
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)
                          (Unaudited)

                                  September 30,     December 31,
   Assets                             1996              1995
-----------------------------------------------------------------
Due from affiliates                     12,000               ---
Other assets                            18,000            21,000
-----------------------------------------------------------------
                                  $ 10,499,000      $ 11,605,000
=================================================================

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable                      $    154,000      $    185,000
Accounts payable and
  accrued liabilities                   11,000             6,000
Interest and property taxes
  payable on real estate owned         308,000           203,000
Payable to affiliates (note 4)           1,000             3,000
-----------------------------------------------------------------
   Total liabilities                   474,000           397,000

Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  September 30, 1996 and
  December 31, 1995
    General partners                  (195,000)         (195,000)
    Limited partners                10,220,000        11,403,000
-----------------------------------------------------------------
    Total partners' equity          10,025,000        11,208,000

Contingencies (note 5)
-----------------------------------------------------------------
                                  $ 10,499,000      $ 11,605,000
=================================================================




   See accompanying notes to consolidated financial statements
                               2
                   CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

                          Consolidated Statements of Operations
                                       (Unaudited)

                                  Nine Months                        Three
Months
                              Ended September 30,                Ended September
30,
                             1996             1995              1996
1995
--------------------------------------------------------------------------------
----------
Revenue:
Interest income
  on loans to
  unconsolidated
  investees,
  including fees      $      81,000     $     32,000      $     30,000     $
32,000
Interest income
  on loans to
  nonaffiliates,
  including fees             16,000           37,000             8,000
14,000
Interest-bearing
  deposits                   18,000           39,000             4,000
12,000
Income from
  operations of
  real estate owned          95,000          103,000            33,000
35,000
--------------------------------------------------------------------------------
----------
    Total revenue           210,000          211,000            75,000
93,000

Expenses:
Provision for
  possible losses               ---          199,000               ---
99,000

               See accompanying notes to consolidated financial statements
                                            3
                   CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

                          Consolidated Statements of Operations
                                       (Unaudited)
                                       (Continued)

                                  Nine Months                        Three
Months
                              Ended September 30,                Ended September
30,
                             1996             1995              1996
1995
--------------------------------------------------------------------------------
----------
Share of provision
  for losses
  recorded by
  unconsolidated
  investees                 515,000          399,000           165,000
252,000
Share of other
  losses recorded by
  unconsolidated
  investees                 341,000           73,000           104,000
(90,000)
Operating expenses
  from operations of
  real estate owned          58,000           62,000            23,000
25,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliates          9,000            9,000             3,000
3,000
Expenses associated
  with non-operating
  real estate owned         262,000          176,000            79,000
66,000


See accompanying notes to consolidated financial statements
                                            4
                   CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

                          Consolidated Statements of Operations
                                       (Unaudited)
                                       (Continued)

                            Nine Months                        Three Months
                         Ended September 30,                Ended September 30,
                        1996             1995              1996             1995
--------------------------------------------------------------------------------
----------
Depreciation and
  amortization
  expense                     7,000            8,000             3,000
4,000
Interest expense             12,000           15,000             4,000
5,000
General and
  administrative,
  affiliates                132,000          101,000            44,000
37,000
General and
  administrative,
  nonaffiliates              57,000           50,000            16,000
12,000
Mortgage investment
  servicing fees,
  affiliates                    ---           25,000               ---
7,000
--------------------------------------------------------------------------------
----------
    Total expenses        1,393,000        1,117,000           441,000
420,000
--------------------------------------------------------------------------------
----------





                See accompanying notes to consolidated financial statements
                                            5
                   CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

                          Consolidated Statements of Operations
                                       (Unaudited)
                                       (Continued)

                            Nine Months                        Three Months
                         Ended September 30,                Ended September 30,
                        1996             1995              1996             1995
--------------------------------------------------------------------------------
----------
    Net loss           $ (1,183,000)    $   (906,000)     $   (366,000)    $
(327,000)
================================================================================
==========
Net loss per
  limited
  partnership unit     $     (40.60)    $     (31.09)     $     (12.56)    $
(11.22)
================================================================================
==========














                See accompanying notes to consolidated financial statements
                                            6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statement of Partners' Equity
                          (Unaudited)

          For the nine months ended September 30, 1996
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance at
  December 31, 1995   $  (195,000)   $ 11,403,000   $ 11,208,000

Net loss                      ---      (1,183,000)    (1,183,000)
-----------------------------------------------------------------
Balance at
  September 30, 1996  $  (195,000)   $ 10,220,000   $ 10,025,000
=================================================================

























   See accompanying notes to consolidated financial statements
                               7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                          (Unaudited)

     For the nine months ended September 30, 1996 and 1995


                                     1996              1995
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                         $ (1,183,000)   $  (906,000)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
     Provision for
      possible losses                       ---        199,000
     Equity in losses in
      unconsolidated investees          856,000        472,000
      Amortization of fees
      and discounts                      (1,000)           ---
     Interest accrued to
      principal on loans
      to affiliates                     (82,000)           ---
     Depreciation and
      amortization expense                7,000          8,000
Changes in assets
  and liabilities:
   Decrease in accrued
    interest receivable                     ---         10,000
   Increase in other assets              (4,000)        (7,000)
   Increase (decrease) in
    payable to affiliates                (2,000)       714,000
   Increase in due
     from affiliates                    (12,000)           ---
   Increase (decrease) in
    accounts payable and
    accrued liabilities                   5,000         (3,000)
   Increase in interest
    and taxes payable on
    real estate owned                   105,000         50,000


   See accompanying notes to consolidated financial statements
                               8
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Unaudited)
                          (Continued)
     For the nine months ended September 30, 1996 and 1995
                                   1996              1995
-----------------------------------------------------------------
Net cash provided by (used in)
      operating activities             (311,000)       537,000
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected on loans         146,000        279,000
   Advances on loans made
     to unconsolidated
     investees (note 4)                (274,000)      (347,000)
   Additions to real
    estate owned                         (2,000)       (31,000)
   Increase in restricted cash           (1,000)           ---
   Decrease in short-term
    investments                         102,000            ---
-----------------------------------------------------------------
Net cash used in
     investing activities               (29,000)       (99,000)
-----------------------------------------------------------------
Cash flows from
  financing activities:
   Principal payments on
    notes payable                       (31,000)       (29,000)
-----------------------------------------------------------------
Net cash used in
  financing activities                  (31,000)       (29,000)
-----------------------------------------------------------------
Net increase (decrease)
  in cash                              (371,000)        409,000

Beginning cash and
  cash equivalents                      854,000       1,908,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                      $    483,000    $  2,317,000
=================================================================


See accompanying notes to consolidated financial statements
                              9
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Unaudited)
                          (Continued)
     For the nine months ended September 30, 1996 and 1995
                                   1996              1995
-----------------------------------------------------------------
Supplemental disclosures of
  cash flow information:
   Cash paid during the
    period for:
      Interest                     $     12,000    $     15,000
Supplemental schedule of
  noncash investing and
  financing activities:
    Decrease in other
     assets through
     chargeoff to the
     allowance for
     possible losses                        ---          99,000























   See accompanying notes to consolidated financial statements
                              10
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                          (Unaudited)

                   September 30, 1996 and 1995

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

As of September 30, 1996, most of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.



                             11
Information pertaining to the nine months ended September 30, 1996 and 1995 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

At September 30, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,190,000 (all of which were on nonaccrual status). At September 30, 1996, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 recorded by the Partnership. However, the unconsolidated investees have recorded an allowance for losses of $4,502,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects this



                             12
allowance. Three of the loans to unconsolidated investees related to the Silverwood Homes project were placed on nonaccrual at September 30, 1996 due to slow sales rates (see note 4).

There was a $274,000 investment in impaired loans during the nine months ended September 30, 1996. For the nine months ended September 30, 1996, the Partnership recognized interest income on impaired loans of $81,000. For the nine months ended September 30, 1996, the Partnership did not recognize any cash basis income on impaired loans.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                   September 30,    December 31,
                                        1996             1995
-----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $     837       $     837
2.  45 acres in Sacramento, CA           4,128           4,126
3.  Proposed marina and condominiums
      in Redwood City, CA                5,360           5,360
4.  10.66 acres in Roseville, CA         1,003           1,003
-----------------------------------------------------------------
Subtotal                                11,328          11,326
Less accumulated depreciation               12              12
-----------------------------------------------------------------
Total real estate owned              $  11,316       $  11,314
=================================================================

                             13
In accordance with SFAS 121, the Partnership carries real estate owned, held for sale, at the lower of carrying amount or fair value less costs to sell. The estimated fair values were determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction.

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation, ("CC"), is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. Mortgage investment servicing fees for the nine and three months ended September 30, 1995 were $25,000 and $7,000. There were no mortgage investment servicing fees incurred for the nine and three months ended September 30, 1996.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine and three months ended September 30, 1996 or 1995.

The Partnership owns 50 percent of the outstanding capital stock of two corporations which have not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR") and BKS Development Inc., ("BKS"). These two corporations were formed in order to complete foreclosures on two properties which were collateral for loans previously made by the Partnership and



                            14
Centennial Mortgage Income Fund, ("CMIF"), an affiliate. The balance of outstanding capital stock in these corporations is owned by CMIF. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore, the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable.

The Partnership holds a 50 percent participation in an unsecured note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at September 30, 1996 is $1,059,000 and the Partnership had applied $1,059,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $238,000 as of September 30, 1996.

Silverwood began constructing a model home complex in June 1995. Construction commenced in September 1995 on Phase I at the project, which included nine homes. Silverwood began marketing the project in the first quarter of 1996 and completed construction of the homes in Phase I in the second quarter of 1996. Silverwood began deliveries of these homes to buyers in the third quarter of 1996. Management had hoped to close escrow on all of the homes in Phase I during the third quarter. Unfortunately, market conditions in the Lancaster housing market deteriorated during the summer months and only two homes have closed escrow as of the date of this report. Management is revamping its marketing program for this project in an effort to improve sales rates.

At September 30, 1996, the Partnership holds a 50 percent participation in three notes, due from Silverwood including a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at September 30, 1996, is $717,000 and the Partnership had applied $144,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1996 is $245,000. At September 30, 1996 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $281,000.




                             15
The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at September 30, 1996 and for the nine months ended September 30, 1996:

                       LCR Development, Inc.
                    Consolidated Balance Sheet
                          (Unaudited)

                                               September 30,
  Assets                                            1996
-----------------------------------------------------------------
Cash                                             $    12,000

Real estate owned, held for investment
  Land                                             4,446,000
  Model complex                                      467,000
  Homes under construction                           834,000
Less allowance for losses on
  real estate investments                          1,529,000
-----------------------------------------------------------------
Net real estate owned                              4,218,000

Organization costs                                     1,000
-----------------------------------------------------------------
                                                 $ 4,231,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates                      $ 6,300,000
Payable to affiliates                                 13,000
Interest and taxes payable on real property          326,000
-----------------------------------------------------------------
Total liabilities                                  6,639,000

Stockholders' deficit                             (2,408,000)
-----------------------------------------------------------------
                                                 $ 4,231,000
=================================================================



                             16

                     LCR Development, Inc.
              Consolidated Statement of Operations
                         (Unaudited)

                                                Nine months
                                                    ended
                                             September 30, 1996
-----------------------------------------------------------------
Revenue:
  Housing sales                                  $     233,000

  Cost of housing sales                                238,000
  Provision for losses on real estate owned            750,000
  Selling and marketing expenses                       144,000
  General and administrative expenses                  137,000
-----------------------------------------------------------------
Operating income (loss)                             (1,036,000)
Interest expense                                       181,000
-----------------------------------------------------------------
Net (loss)                                       $  (1,217,000)
=================================================================


The Partnership holds a 50 percent participation in a note secured by a first trust deed in the amount of $3,894,000 due from BKS. The Partnership's share of the note receivable at September 30, 1996 is $1,951,000 and the Partnership had applied $1,860,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership had not accrued its share of interest on this note which was approximately $637,000 as of September 30, 1996.













                             17
The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at September 30, 1996 and for the nine months ended September 30, 1996:


                    BKS Development, Inc.
                        Balance Sheet
                         (Unaudited)

                                               September 30,
  Assets                                           1996
-----------------------------------------------------------------
Cash                                             $     1,000

Real property                                      5,199,000
Less allowance for losses on
  real estate investments                          2,973,000
-----------------------------------------------------------------
Net real estate owned                              2,226,000
-----------------------------------------------------------------
                                                 $ 2,227,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Bonds payable                                    $   698,000
Note payable to affiliates                         3,903,000
Interest and property taxes
   payable on real property                        1,347,000
-----------------------------------------------------------------
Total liabilities                                  5,948,000

Stockholders' deficit                             (3,721,000)
-----------------------------------------------------------------
                                                 $ 2,227,000
=================================================================






                             18

                    BKS Development, Inc.
                   Statement of Operations
                        (Unaudited)

                                                Nine months
                                                    ended
                                              September 30, 1996
-----------------------------------------------------------------
Interest expense                                 $   116,000
Provision for losses                                 280,000
Property taxes                                        88,000
General and administrative                            10,000
-----------------------------------------------------------------
Net (loss)                                       $  (494,000)
=================================================================


(5) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.






















                             19
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(1,183,000) and $(40.60) and $(366,000) and $(12.56),
respectively, for the nine and three months ended September 30, 1996 and ($906,000) and $(31.09) and $(327,000) and $(11.22),
respectively, for the nine and three months ended September 30, 1995. The increase in losses from 1995 to 1996 is primarily the result of an increase in losses in unconsolidated investees and a decrease in the provision for possible losses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Partnership had $483,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at September 30, 1996. Sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to unconsolidated investees totaling $274,000 and received payoffs and paydowns on loans totaling $146,000 during the nine months ended September 30, 1996. During the first nine months of 1996, the Partnership disbursed funds for the improvement of real estate owned totaling $2,000.

The Partnership's notes payable commitments consist of interest and principal payments due of approximately $58,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $548,000 payable during the next twelve months (including taxes accrued and delinquent as of September 30, 1996), and (ii) selling, general and administrative costs. Interest and property taxes payable on real estate owned as of September 30, 1996 consisted of $261,000 in delinquent real estate taxes on the proposed marina in Redwood City. The Partnership can apply for a 5 year redemption plan on a portion of the property taxes due in 1996 to ease liquidity constraints, if necessary. These commitments are expected to be paid from existing cash reserves and the sale of real estate owned. Several of the Partnership's real estate assets are listed for sale; however, if liquidity becomes a major concern in 1996 and 1997, management may find it necessary to significantly reduce the asking prices on one or more assets in order to generate liquidity.

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

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California, several of the Partnership's loans have become nonperforming and subsequently real estate owned. As a result, interest income on loans to nonaffiliates continues to decline. Interest income on loans to nonaffiliates, including fees decreased to $16,000 and $8,000 for the nine and three months ended September 30, 1996 from $37,000 and $14,000 for the nine and three months ended
September 30, 1995.   The decrease in interest income on loans
for the nine and three months ended September 30, 1995 to 1996 is primarily due to the payoff of a large loan receivable in 1995.

Interest income on loans to unconsolidated investees, including fees increased to $81,000 and $30,000 for the nine and three months ended September 30, 1996 from $32,000 for the nine and three months ended September 30, 1995. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans. The increase in 1996 is the result of higher average loan balances. These loans were placed on nonaccrual status effective September 30, 1996.

The outstanding principal balance of loans on nonaccrual at September 30, 1996 totaled $1,190,000 as compared to $2,128,000 at September 30, 1995. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due.
Had interest accrued throughout the first nine months of 1996 on the affiliated nonaccrued loans, interest income would have been approximately $285,000 higher than was actually reported for that period.

The real estate owned balance at September 30, 1996 and 1995 was $11,316,000 and $11,311,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by CMIF reflect the majority of the cost basis of single family lots contributed to Silverwood Homes. LCR's only source of repayment of this note is proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of this note to be less than the original principal balance of the loan. As a result, the loan has been placed on nonaccrual. The participating principal balance and nonaccrued interest balances at September 30, 1996 are $1,059,000 and $238,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee.

During 1995, the Partnership funded a 50 percent participation in three loans due from Silverwood Homes. The first is a land development loan with a committed amount of $3,265,700 with a disbursed balance of $717,000 at September 30, 1996. The Partnership had applied $144,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The second loan is a model loan with a committed amount of $490,000 and a disbursed balance $245,000 at September 30, 1996. The third loan is a home construction loan for nine homes with a committed amount of $1,034,000 and a disbursed balance of $281,000 at September 30, 1996. Due to the deterioration of the housing market and poor sale record to date, management has placed the loans on nonaccrual.

During 1994, the Partnership acquired a 50 percent participation in a $3,894,000 note due from BKS. The loan is secured by 283 acres in Bakersfield, CA. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The participating principal balance and nonaccrued interest balance at September 30, 1996 are $1,951,000 and $637,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of this note by $1,860,000, its share of losses from this unconsolidated investee.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,894 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 69 percent leased and is beginning to generate positive net operating income. The property generated net operating income before debt service of $26,000 during the first nine months of 1996. The property is being marketed for sale. The carrying value at September 30, 1996 was $837,000 less depreciation of $12,000. The property is encumbered by a fully amortizing note secured by a first trust deed of $154,000 which will be paid off on December 31, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. The Partnership is in the process of rezoning and subdivision of portions of the property to facilitate one escrow on a portion of the property. The Partnership is not expecting to realize any material gains or losses related to this potential sale and there is no assurance that this escrow will actually close. At September 30, 1996, the carrying value of this asset was $4,128,000.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan and now owns the property. The Partnership originally committed $3,487,000 for a land loan located in Redwood City, California. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property is included in real estate owned at its
carrying value of $5,360,000.   Management obtained an extension
on the 404B1 permit for the marina through March 1996 and is currently working on another extension. The 404B1 permit enables the owner to build the currently proposed 104-slip boat marina. The Partnership has completed approximately 70 percent of the dredging of the marina site. Residential sales in this entire area have seen a steady decline over the last 2-3 years, however the area appears to have stabilized. As a result, management is pursuing both, (i) the sale or joint venture of the property and
(ii) Partnership buildout of the project and sale thereafter.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value at September 30, 1996 of $1,003,000 and has no additional debt. This area has seen an increase in residential development since 1995 which hopefully will increase interest in this property. Management is marketing the property for sale and is evaluating a possible rezone.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $18,000 and $4,000 for the nine and three months ended September 30, 1996 and $39,000 and $12,000 for the nine and three months ended September 30, 1995. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased cash balances for the nine and three months ended September 30, 1996.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $95,000 and $33,000 for the nine and three months ended September 30, 1996 and $103,000 and $35,000 for the nine and three months ended September 30, 1995. The 1996 and 1995 revenues are from the office building in San Bernardino.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the nine and three months ended September 30, 1996. The provision for possible losses was $199,000 and $99,000 for the nine and three months ended September 30, 1995. The 1995 provision relates to the office building in San Bernardino and the chargeoff of certain costs associated with the acquisition of notes secured by time share interests. The provision for possible losses results from the change in the allowance for possible loan losses and the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at September 30, 1996 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of provision for losses recorded by unconsolidated investees was $515,000 and $165,000 for the nine and three months ended September 30, 1996 and $399,000 and $252,000 for the nine and three months ended September 30, 1995. The Partnership's share of other losses recorded by unconsolidated investees was $341,000 and $104,000 for the nine and three months ended September 30, 1996 and $73,000 and ($90,000) for the nine and three months ended September 30, 1995. The share of other losses consists primarily of interest expense, selling and marketing expense and general and administrative expense related to the single family development project owned by LCR and the 283 acres in Bakersfield owned by BKS. The decrease in other losses for 1995 is due to the reversal of interest expense in the third quarter of 1995.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $58,000 and $23,000 for the nine and three months ended September 30, 1996 and $62,000 and $25,000 for the nine and three months ended September 30, 1995. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $9,000 and $3,000 for the nine and three months ended September 30, 1996 and $9,000 and $3,000 for the nine and three months ended September 30, 1995. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $262,000 and $79,000 for the nine and three months ended September 30, 1996 and $176,000 and $66,000 for the nine and three months ended September 30, 1995. These expenses include real estate taxes of $195,000 and $148,000 for the nine months ended September 30, 1996 and 1995, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville.
The increase for the nine and three months ended September 30, 1996 is due to an increase in costs due to development of the 45 acres in Sacramento and a retroactive downward adjustment of property taxes related to the proposed marina and condominiums in Redwood City which was recorded in 1995. There was no corresponding retroactive adjustment in 1996.

Depreciation and amortization expense was $7,000 and $3,000 for the nine and three months ended September 30, 1996 and $8,000 and $4,000 for the nine and three months ended September 30, 1995.

Interest expense was $12,000 and $4,000 for the nine and three months ended September 30, 1996 and $15,000 and $5,000 for the nine and three months ended September 30, 1995. The interest expense relates to the office building in San Bernardino. The decrease for 1996 is due to the amortization of the note secured by the office building in San Bernardino.

General and administrative expenses, affiliates was $132,000 and $44,000 for the nine and three months ended September 30, 1996 and $101,000 and $37,000 for the nine and three months ended September 30, 1995. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 1996 is primarily due to a $25,000 change in billing methodology from mortgage investment servicing fees to salary allocations.

General and administrative expenses, nonaffiliates totaled $57,000 and $16,000 for the nine and three months ended September 30, 1996 and $50,000 and $12,000 for the nine and three months ended September 30, 1995. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase for 1996 is primarily due to moving expenses.

Mortgage investment servicing fees paid to affiliates for the nine and three months ended September 30, 1995 totaled $25,000 and $7,000. There were no mortgage investment servicing fees paid to affiliates incurred for the nine and three months ended September 30, 1996. This consists of fees paid to Centennial Corporation, for servicing the Partnership's loan and real estate owned portfolio. During 1996, the Partnership no longer incurs mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio.































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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                               November 14, 1996


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                               November 14, 1996


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                       November 14, 1996