Form 10-K
period 1996-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1997-03-31
CIK 773337

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                               or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from   N/A   to   N/A

                 Commission File Number: 0-15448

                CENTENNIAL MORTGAGE INCOME FUND II
     (Exact name of registrant as specified in its charter)

       California                               33-0112106
  (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

    1540 South Lewis Street, Anaheim, California       92805
    (Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code: (714)502-8484

 Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   YES  X                     NO

Indicate by check mark whether if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                   YES  X                    NO

           This report includes a total of 69 pages.










































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

Centennial Capital Inc., ("CCI") tendered its resignation as a general partner of the Partnership effective January 31, 1994. The remaining general partners requested the consent of the limited partners to the addition of Centennial Corporation ("CC") as new general partner. During 1994, CC, a privately-held corporation whose stock is owned by affiliates of Ronald R. White and John B. Joseph, was approved as a new general partner. CC was incorporated in October of 1983 to engage in the real estate lending business and to provide consulting services.

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

Due to the long term recession and falling real estate market values in California, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. Most of the loans secured by operating properties have been repaid.
As a result, the Partnership has become a direct investor in real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell its real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1994 was $11,284,000, increasing to $11,314,000 at year end 1995 and increasing to $11,316,000 at year end 1996.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Not applicable.


ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership other than real estate owned which was obtained through foreclosure of real estate loans receivable, as described in notes 5 and 6 of Notes to Consolidated Financial Statements.


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

As of December 31, 1996, there were approximately 3,800 holders of limited partnership units.

(c)  Partnership Distributions

No distributions were declared or paid by the Partnership during the three year period ended December 31, 1996.

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



                        (dollars in thousands, except per unit data)
                                          Years ended
--------------------------------------------------------------------------------
----------
--------------------------------------------------------------------------------
----------
                               12/31/96     12/31/95     12/31/94     12/31/93
12/31/92
--------------------------------------------------------------------------------
----------
Consolidated Statement
  of Operations Data:

Total revenue................$    251     $    279     $    433     $    715
$  1,240
Net loss.....................  (1,515)      (2,377)      (2,243)      (4,543)
(3,463)
Net loss per limited
  partnership unit...........  (51.99)      (81.57)      (76.97)      (115.90)
(112.90)

Consolidated Balance
  Sheet Data:

Total loans..................   1,068        1,856        3,118           883
7,425
Total real estate owned......  11,316       11,314       11,284        24,170
18,572
Total assets.................  10,132       11,605       13,997        22,443
25,028
Partners' equity.............   9,693       11,208       13,585        15,828
20,371


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(1,515,000) and $(51.99) for the year ended December 31, 1996 down from $(2,377,000) and $(81.57) in 1995 and $(2,243,000) and $(76.97)
in 1994. The loss in 1996 is primarily the result of the losses in unconsolidated investees, an increase in expenses associated with non-operating real estate owned and an increase in general and administrative expenses. The loss in 1995 is primarily due to losses in unconsolidated investees and a decrease in income from operations of real estate owned. The loss in 1994 is primarily the result of the provision for possible losses and losses in unconsolidated investees, a decrease in interest income and income from operations of real estate owned offset by a decrease in operating expenses from operations of real estate owned and a decrease in interest expense.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had $261,000 in unrestricted cash and interest-bearing deposits. Additional sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. As of December 31, 1996, all real estate owned is classified as held for sale and the Partnership was currently marketing $11,316,000 in real estate owned. As of December 31, 1996, the Partnership had no unfunded loan commitments to nonaffiliates. The Partnership funded advances on loans to affiliates during 1996 totaling $336,000, received principal payoffs and paydowns on loans from nonaffiliates totaling $7,000 and received principal paydowns on loans from affiliates totaling $141,000. During 1996, the Partnership funded $2,000 of capital expenditures for real estate owned.

The Partnership's notes payable commitments for 1997 consist of interest and non-balloon principal payments due of approximately $58,000. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) property taxes and bonds on real estate owned of approximately $541,000 payable and delinquent in 1997, and ii) selling, general and administrative costs. Property taxes delinquent at December 31, 1996 have been accrued at December 31, 1996. The Partnership can apply for a 5 year redemption plan on a portion of the property taxes due in 1997 to ease liquidity constraints if necessary. These commitments are expected to be paid from existing cash balances and the sale of real estate owned. The Partnership has entered into contracts to sell all of its proposed marina and condominium project in Redwood City and a portion of its 45 acre project in Sacramento and has been negotiating with several other buyers on other projects. All of these potential transactions are subject to numerous contingencies and uncertainties and there is no assurance that any of them will ultimately close escrow. The Partnership expects to be able to sell this real estate owned to meet liquidity needs.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of proceeds received from the payoff of existing loans and/or the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a greater return to the limited partners than any other strategies available to the Partnership. During 1995, the Partnership, through its 50 percent owned corporation LCR Development, Inc., ("LCR") entered into a joint venture agreement with Home Devco, Inc., ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood"). For further information see note 5 of Notes to Consolidated Financial Statements.

Effective with the third quarter of 1991, the Partnership suspended making any cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership for 1997. However, the Partnership needs to improve liquidity through the sale of real estate owned in order to allocate funds to improve and to fulfill the operating requirements of the remaining real estate owned by the Partnership on a long-term basis.

Results of Operations

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, the Partnership's loans to nonaffiliates have been converted into real estate owned through foreclosures. As a result, interest income on loans to nonaffiliates, including fees, decreased substantially during 1996, 1995 and 1994. Interest income on loans to nonaffiliates, including fees, decreased to $21,000 in 1996 from $42,000 in 1995 and $96,000 in 1994. Interest income on loans to nonaffiliates decreased in 1996, 1995 and 1994 primarily due to payoffs of existing loans. Interest income on loans to affiliates, including fees was $81,000 for 1996 and $52,000 for 1995 related to the Silverwood joint venture. There was no interest income on loans to affiliates for 1994 due to the fact that there were no loans receivable from unconsolidated investees in 1994.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. There were no loans on nonaccrual, other than loans to affiliates, as of December 31, 1996, 1995 and 1994.

The real estate owned balance before allowance for possible losses at December 31, 1996, 1995 and 1994 was $11,316,000,
$11,314,000 and $11,284,000, respectively.  During 1995 and 1994, the Partnership accounted for foreclosed assets using the American Institute of Certified Public Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets". SOP 92-3 indicated that foreclosed assets were presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale were carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure was the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance was recognized for estimated costs to sell through a charge to operations. All of the Partnership's real estate owned was presumed held for sale.

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. All of the Partnership's real estate owned is presumed held for sale. The adoption of SFAS 121 did not have a significant impact on the Partnership's financial statements.


The following sections entitled Nonaccrual Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1996 are summarized below:

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by Centennial Mortgage Income Fund ("CMIF") reflect the majority of the cost basis of lots contributed to Silverwood. LCR's only source of repayment of this note is proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of this note to be less than the original principal balance of the loan. As a result, the loan has been placed on nonaccrual. The participating principal balance and nonaccrued interest balances at December 31, 1996 are $1,059,000 and $241,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee.

During 1994 and 1995, LCR evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from CMIF and the Partnership and entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. The joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase 1 at the project. At December 31, 1996, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with a combined disbursed balance of $1,301,000. The Partnership's disbursed balance of the $3,265,700 development loan at December 31, 1996 is $771,000.
The Partnership had applied $252,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at December 31, 1996 is $245,000. The Partnership's disbursed balance of the $1,034,000 Phase 1 construction loan at December 31, 1996 is $285,000.
Sales volumes of new homes in the Lancaster area have continued to decline since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects to realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during 1996, far less than originally anticipated. As a result of these factors, LCR recorded a $2,361,000 and $866,000 provision for losses on real estate investments during 1996 and 1995, respectively.

Real Estate Owned

A description of the Partnership's principal real estate owned during the year ended December 31, 1996 follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 66 percent leased and the property is beginning to generate positive net operating income. The property generated net operating income of $36,000 during 1996. The property is being marketed for sale, however, due to below desirable occupancy levels, it is difficult to attract buyers. The carrying value before allowance for possible losses at December 31, 1996 was $825,000. The Partnership has recorded a $250,000 allowance for losses related to this property as of December 31, 1996. The property is encumbered by a fully amortizing note secured by a first trust deed of $143,000 which matures December 1, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The property is listed for sale and during 1995 and 1996 there was a significant increase in activity. The Partnership is in the process of rezoning and subdividing portions of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This portion was originally placed in escrow during 1995. However, due to the buyer's inability to obtain financing, the escrow fell through. During the first quarter of 1996, this escrow was reopened. The Partnership is not expecting to realize any material gains or losses related to this potential sale and there is no assurance that the escrow will actually close. At December 31, 1996, the carrying value before allowance for possible losses was $4,128,000. The Partnership has recorded a $584,000 allowance for losses related to this property as of December 31, 1996.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property is included in real estate owned at its carrying value before allowance for possible losses of $5,360,000. Management has obtained an extension on the 404B1 permit for the marina through March 1999. The 404B1 permit enables the owner to build the currently proposed 104-slip boat marina. The Partnership has completed approximately 70 percent of the dredging of the marina site. The property is currently in escrow for a purchase price of $4,000,000 with possible increases if certain conditions are met. Close of escrow is scheduled for December 31, 1997 with extensions to March 31, 1998. However, there is no assurance that this escrow will actually close. The Partnership has recorded a $1,651,000 allowance for losses related to this property as of December 31, 1996.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original commitment of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value before allowance for possible losses at December 31, 1996 of $1,003,000, and has no additional debt. This area has seen an increase in residential development during 1995 and 1996 which has increased interest in this property. Management is marketing the property for sale and is currently negotiating with a buyer for a portion of the property. The Partnership has recorded a $60,000 allowance for losses related to this property as of December 31, 1996.

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits was $21,000 in 1996, $49,000 in 1995 and $38,000 in 1994. The decrease in interest on interest-bearing deposits in 1996 is primarily the result of lower cash balances due to a lack of the sale of real estate owned. The increase in interest on interest-bearing deposits in 1995 is primarily the result of an increase in average cash balances. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned consists of operating revenues of $127,000 in 1996, $134,000 in 1995 and $243,000 in
1994. The 1996 and 1995 revenues are from the office building in San Bernardino. The 1994 revenues are from the office building in San Bernardino and eight months of revenues from a lube center and car wash in San Marcos.

Provision for Possible Losses

The provision for possible losses was $199,000 in 1995 and $1,268,000 in 1994. There was no provision for possible losses recorded in 1996. The 1995 provision relates to loans receivable from an affiliate secured by timeshare interests and the office building in San Bernardino. The 1994 provision relates to the proposed marina and condominiums in Redwood City offset by a decrease in the provision for 128 lots in Redlands, the lube center and car wash in San Marcos and the office building in San Bernardino.

Management believes that the allowance for possible losses at December 31, 1996 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $1,059,000 for 1996, $1,803,000 for 1995 and $408,000 for 1994. The 1996 share of losses consist primarily of provisions for losses on real estate investments recorded by LCR and BKS related to the 179 lots in Lancaster and the 283 acres in Bakersfield and additional costs related to the sale of homes in Lancaster. The 1995 share of losses also consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster and the 283 acres in Bakersfield. The Partnership has written off its investment in BKS and its remaining net carrying value of its investment in LCR has been reduced to $1,049,000 as of December 31, 1996.

Operating expenses from operations of real estate owned were $76,000 in 1996, $107,000 in 1995 and $161,000 in 1994. The
decrease for 1996 is due to parking lot expenses incurred in 1995 with no similar expense in 1996. The decrease from 1994 to 1995 is due to the decrease in the number of real estate owned properties.

Operating expenses from operations of real estate owned paid to affiliates were $12,000 each for 1996 and 1995 and $14,000 for 1994. The expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $344,000 in 1996, $289,000 in 1995 and $313,000 in 1994. The
expenses relate to the proposed marina and condominiums in Redwood City, the 128 single-family lots in Redlands, the 283 acres in Bakersfield, the 179 lots in Lancaster, the 45 acres in Sacramento and the 10.66 acres in Roseville. These expenses include property taxes of $257,000, $244,000 and $305,000 for 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 is due to costs incurred to facilitate the escrows on the proposed marina and condominiums in Redwood City and the 45 acres in Sacramento as well as the negotiations on the 10.66 acres in Roseville. The decrease from 1994 to 1995 is primarily due to a decrease in property tax expenses due to the decrease in real estate owned.

Depreciation and amortization expense was $8,000 in 1996, $11,000 in 1995 and $13,000 in 1994 for the office building in San
Bernardino and the multi-tenant industrial buildings in Moreno
Valley. The decrease from 1995 to 1996 is due to fully amortized leasing commissions in 1995.

Interest expense was $16,000 for 1996, $20,000 for 1995 and $156,000 for 1994. The interest expense for 1996 and 1995 relates only to the underlying debt on the office building in San Bernardino. The decrease from 1994 to 1995 is the result of the reduction of the debt on the 128 lots in Redlands, the lube center and car wash in San Marcos and the multi-tenant industrial buildings in Moreno Valley.

The loss on sale of real estate owned totaled $64,000 for 1994.
There was no comparable expense for 1996 and 1995. The 1994 loss was from the sale of the lube center and car wash in San Marcos.

General and administrative expenses, affiliates increased to $173,000 in 1996 from $123,000 in 1995 and $151,000 in 1994.
These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The increase for 1996 is primarily due to a $33,000 change in billing methodology from mortgage investment servicing fees to salary allocations. The decrease for 1995 is due to no extraordinary payment of vacation benefits which had accrued but not vested in prior periods and were paid in 1994 upon replacement of the corporate general partner.

General and administrative expenses, nonaffiliates increased to $78,000 in 1996 from $59,000 in 1995 and $87,000 in 1994. The increase for 1996 is primarily due to increased investor reporting expenses and moving expenses. The decrease for 1995 is due primarily to a decrease in administrative expenses associated with real estate owned.

Mortgage investment servicing fees paid to affiliates were $33,000 in 1995 and $41,000 in 1994. There were no mortgage investment servicing fees paid to affiliates during 1996. These fees consist of amounts paid to CC and CMIF, Inc., for servicing the Partnership's loan portfolio. During 1996, the Partnership no longer incurs mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio. The decreases for 1995 and 1994 are primarily due to the decreases in size of the Partnership's loan portfolio.


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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
John B. Joseph
Age 58
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He is also currently Chairman of the Board and Chief Executive Officer of West Coast Bancorp ("WCB"), a publicly-held bank holding company operating in California. He has been Chairman of the Board of Directors of WCB since its inception in 1981 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: Vice Chairman of the Board of Directors of The Centennial Group, Inc. ("CGI"), a publicly-owned real estate development corporation, from February 1987 to July 1993; Senior Executive Vice President of CGI from July 1987 to July 1993; Director and Executive Vice President of Centennial Capital, Inc. ("CCI"), a subsidiary of CGI, from April 1988 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.


Ronald R. White
Age 50
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He served as Chairman of the Board of Directors, President and Chief Executive Officer of CGI from February 1987 to July 1993. Mr. White also serves, or has served, in the following capacities during the past five years: Executive Vice President and Vice Chairman of the Board of Directors of WCB; Director and Executive Vice President of CCI from April 1988 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.

Mr. Joseph has 28 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 26 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

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

Involvement in Certain Legal Proceedings

On December 13, 1991, CGI filed a voluntary petition for relief under Chapter XI of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. Messrs. Joseph and White were directors, executive officers and principal stockholders of CGI. On March 4, 1994, CGI's plan of reorganization was confirmed and the company emerged from bankruptcy proceedings.






ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The following table summarizes the types and recipients of compensation paid and to be paid to the general partners and affiliates by the Partnership.


                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1996
-----------------------------------------------------------------
Operating Stage:

Application and     An amount up to a maximum     $      ---
commitment fees     of 3 percent of the gross
- the general       proceeds of the offering
partner or          on any single mortgage
affiliates          investment, and an aggregate
                    maximum of 7 percent of the
                    gross proceeds of the offering,
                    payable to the general partners
                    or affiliates.  The application
                    and commitment fees are payable
                    solely from borrowers and
                    prospective borrowers and not
                    directly from the proceeds of
                    the offering.

General partners'   The general partners or       $  185,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.

General partners'   A 5 percent interest in       $      ---
interest in cash    cash flow available for
distributions       distribution for any year
- general           until all limited
partners or         partnership unit holders
affiliates          have received an amount
                    equal to a 12 percent
                    non-cumulative annual return
                    on their adjusted invested
                    capital, and 10 percent of
                    the balance of any cash flow
                    available for distribution
                    for such year.

Mortgage            1/4 of 1 percent of the       $      ---
investment          maximum amount funded or to
servicing fees      be funded by the Partnership
                    on mortgage investments
                    serviced by CC and CMIF, Inc.,
                    an indirect subsidiary of CGI.
Repayment Stage:

General partners'   One percent of mortgage       $      ---
share of            reductions until all limited
mortgage            partners have received an
reductions          amount equal to their adjusted
- general           invested capital and cumulative
partners or         distributions (including cash
affiliates          flow available for distribution)
                    equal to a 12 percent annual
                    return with respect to their
                    adjusted invested capital, and
                    15 percent of the balance of
                    any mortgage reductions.

(1) Such reimbursable expenses include salaries and related salary expenses for services which could be performed directly for the Partnership by independent parties such as legal, clerical, accounting, financial reporting, governmental reporting, transfer agent, data processing and duplication services. Such reimbursement of expenses will be made regardless of whether any distributions are made to the limited partners.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1996.

(b)  Security Ownership of Management

The percent of units owned by Management is less than 1 percent.

Name and address         Nature and Number of      Percent of
of Beneficial Owner        Units Outstanding    Units Outstanding
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

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 31, 1997


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 31, 1997


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 31, 1997


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 31, 1997


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 31, 1997







Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership




By: _________________________________          __________________
    John B. Joseph
    General Partner




By: _________________________________          __________________
    Ronald R. White
    General Partner


By:  CENTENNIAL CORPORATION
     General Partner




_________________________________              __________________
John B. Joseph
Executive Vice President




_________________________________              __________________
Ronald R. White
President




_________________________________              __________________
Joel H. Miner
Chief Financial Officer







       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                      A Limited Partnership




                          ANNUAL REPORT
























                            Form 10-K

               Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
               December 31, 1996, 1995 and 1994
          (With Independent Auditors' Report Thereon)






       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                 Items 8, 14(a)(1) and 14(a)(2)
    Index to Consolidated Financial Statements and Schedules





Consolidated Financial Statements                            Page

Independent Auditors' Report.............................    F-2

Consolidated Balance Sheets --
  December 31, 1996 and 1995.............................    F-3

Consolidated Statements of Operations --
  Years ended December 31, 1996, 1995 and 1994...........    F-5

Consolidated Statements of Partners' Equity --
  Years ended December 31, 1996, 1995 and 1994...........    F-7

Consolidated Statements of Cash Flows --
  Years ended December 31, 1996, 1995 and 1994...........    F-8

Notes to Consolidated Financial
Statements...............................................    F-14

Schedules


Schedule III - Consolidated Real Estate Owned
  and Accumulated Depreciation and Amortization..........    F-38

Schedule IV - Mortgage Loans on Real Estate..............    F-43

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Orange County, California
March 21, 1997


                                 F-2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets

                   December 31, 1996 and 1995

   Assets                             1996             1995
-----------------------------------------------------------------
Cash and cash
  cash equivalents (note 5)     $    261,000       $    854,000
Restricted cash                       12,000             11,000
Short-term investments                   ---            102,000

Real estate loans
  receivable, earning                 19,000             25,000
Real estate loans
  receivable from
  unconsolidated investees,
  earning (note 5)                       ---          1,033,000
Real estate loans
  receivable from
  unconsolidated investees,
  nonearning (note 5)              1,049,000            798,000
-----------------------------------------------------------------
                                   1,068,000          1,856,000

  Less allowance for
    possible loan losses (note 3)      8,000              8,000
-----------------------------------------------------------------
  Net real estate
    loans receivable               1,060,000          1,848,000

Real estate owned,
  held for sale,
  less accumulated
  depreciation of $12,000
  in 1995 (notes 6 and 7)          11,316,000         11,314,000

  Less allowance for
   possible losses on real
   estate owned (note 4)           2,545,000          2,545,000
-----------------------------------------------------------------
  Net real estate owned            8,771,000          8,769,000


                               F-3
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Continued)


                   December 31, 1996 and 1995

   Assets                             1996             1995
-----------------------------------------------------------------
Due from affiliates                   16,000                ---
Other assets                          12,000             21,000
-----------------------------------------------------------------
                                $ 10,132,000       $ 11,605,000
=================================================================

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable (note 7)           $    143,000       $    185,000
Accounts payable
  and accrued liabilities             12,000              6,000
Interest and property taxes
  payable on real estate owned       283,000            203,000
Payable to affiliates (note 5)         1,000              3,000
-----------------------------------------------------------------
  Total liabilities                  439,000            397,000

Partners' equity (deficit) --
  29,141 limited partnership units
  outstanding in 1996 and 1995
     General partners               (195,000)          (195,000)
     Limited partners              9,888,000         11,403,000
-----------------------------------------------------------------
     Total partners' equity        9,693,000         11,208,000

Contingencies (note 8)
-----------------------------------------------------------------
                                $ 10,132,000       $ 11,605,000
=================================================================





  See accompanying notes to consolidated financial statements
                               F-4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations

         Years ended December 31, 1996, 1995 and 1994

                          1996            1995         1994
-----------------------------------------------------------------
Revenue:
Interest on loans
  to affiliates,
  including fees
  (note 5)            $    81,000    $    52,000    $       ---
Interest on loans
  to nonaffiliates,
  including fees           21,000         42,000         96,000
Interest on
  interest-bearing
  deposits (note 5)        21,000         49,000         38,000
Income from operations
  of real estate owned    127,000        134,000        243,000
Other                       1,000          2,000         56,000
-----------------------------------------------------------------
    Total revenue         251,000        279,000        433,000
-----------------------------------------------------------------
Expenses:
Provision for
  possible losses
  (notes 3 and 4)             ---        199,000      1,268,000
Share of losses
  in unconsolidated
  investees (note 5)    1,059,000      1,803,000        408,000
Operating expenses
  from operations
  of real estate owned     76,000        107,000        161,000
Operating expenses
  from operations
  of real estate owned
  paid to affiliates
  (note 5)                 12,000         12,000         14,000






                               F-5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

               Consolidated Statements of Operations
                           (Continued)

             Years ended December 31, 1996, 1995 and 1994

                           1996           1995           1994
-----------------------------------------------------------------
Expenses associated
  with non-operating
  real estate owned       344,000        289,000        313,000
Depreciation and
  amortization expense      8,000         11,000         13,000
Interest expense           16,000         20,000        156,000
Loss on sale of
  real estate owned           ---            ---         64,000
General and
  administrative,
  affiliates (note 5)     173,000        123,000        151,000
General and
  administrative,
  nonaffiliates            78,000         59,000         87,000
Mortgage investment
  servicing fees paid
  to affiliates (note 5)      ---         33,000         41,000
-----------------------------------------------------------------
  Total expenses        1,766,000      2,656,000      2,676,000
-----------------------------------------------------------------
Net loss              $(1,515,000)   $(2,377,000)   $(2,243,000)
=================================================================
Net loss
  per limited
  partnership unit    $    (51.99)   $    (81.57)   $    (76.97)
=================================================================









  See accompanying notes to consolidated financial statements
                               F-6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

           Consolidated Statements of Partners' Equity

          Years ended December 31, 1996, 1995 and 1994

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners         Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1993   $  (195,000)   $ 16,023,000   $ 15,828,000

Net loss                      ---      (2,243,000)    (2,243,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1994      (195,000)     13,780,000     13,585,000

Net loss                      ---      (2,377,000)    (2,377,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995      (195,000)     11,403,000     11,208,000

Net loss                      ---      (1,515,000)    (1,515,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996   $  (195,000)   $  9,888,000   $  9,693,000
=================================================================
















  See accompanying notes to consolidated financial statements
                               F-7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss          $ (1,515,000)   $ (2,377,000)   $ (2,243,000)
Adjustments to
 reconcile net loss
 to net cash used
 in operating activities:
  Provision for
   possible losses           ---         199,000       1,268,000
  Amortization of
   unearned loan fees     (1,000)            ---          (8,000)
  Depreciation and
   amortization expense    8,000          11,000          13,000
  Interest accrued
   to principal on
   loans to affiliates   (82,000)        (45,000)            ---
  Loss on sale
   of real estate
   owned, net                ---             ---           8,000
  Equity in losses
   of unconsolidated
   investees           1,059,000       1,803,000         408,000
Changes in assets
 and liabilities:
  Decrease in accrued
   interest receivable       ---          10,000           6,000
  Increase (decrease)
   in other assets         1,000          (8,000)        (11,000)
  Increase (decrease)
   in accounts payable
   and accrued
   liabilities             6,000         (20,000)        (25,000)






                               F-8
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
  Increase in interest
   and property taxes
   payable on real
   estate owned           80,000          48,000         130,000
  Decrease in payable
   to affiliates          (2,000)         (4,000)            ---
-----------------------------------------------------------------
  Net cash used in
   operating activities (446,000)       (383,000)       (454,000)
-----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected
   on loans              148,000         280,000       1,016,000
  Advances on loans
   made to customers         ---             ---          (2,000)
  Advances on loans
   made to affiliates   (336,000)       (776,000)       (215,000)
  Capital expenditures
   for real
   estate owned           (2,000)        (34,000)        (16,000)
  Proceeds from sale
   of real estate owned      ---             ---         821,000
  Increase in
   restricted cash        (1,000)            ---             ---
  (Increase) decrease
   in short-term
   investments           102,000        (102,000)            ---
  Increase in due
   from affiliate        (16,000)            ---             ---
-----------------------------------------------------------------
    Net cash provided
      by (used in)
      investing
      activities        (105,000)       (632,000)      1,604,000
-----------------------------------------------------------------


                               F-9
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1996, 1995 and 1994


                          1996           1995          1994
-----------------------------------------------------------------
Cash flows from
 financing activities:
  Principal payments
   on notes payable      (42,000)        (39,000)       (784,000)
-----------------------------------------------------------------
    Net cash used
     in financing
     activities          (42,000)        (39,000)       (784,000)
-----------------------------------------------------------------
Net increase
  (decrease) in
  cash and cash
  equivalents           (593,000)     (1,054,000)        366,000
Cash and cash
  equivalents at
  beginning of year      854,000       1,908,000       1,542,000
-----------------------------------------------------------------
Cash and cash
  equivalents at
  end of year       $    261,000    $    854,000    $  1,908,000
=================================================================
















                              F-10
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
          Years ended December 31, 1996, 1995 and 1994



                          1996           1995          1994
-----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Cash paid during
    the year for:
      Interest        $   16,000    $     20,000    $     70,000
-----------------------------------------------------------------
Supplemental
  schedule of
  noncash investing
  and financing
  activities:
Decrease in real
  estate owned through
  transfer of
  ownership (note 5) $       ---    $        ---    $   6,449,000
Increase in real
  estate loans
  through transfer
  of ownership
  of real estate
  owned (note 5)             ---             ---        3,004,000
Decrease in allowance
  for possible losses
  on real estate owned
  as a result of partial
  charge-off upon transfer
  of ownership (note 5)      ---             ---        2,015,000







                              F-11
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
          Years ended December 31, 1996, 1995 and 1994


                          1996           1995          1994
-----------------------------------------------------------------
Decrease in notes
  payable through
  transfer of
  ownership (note 5)         ---             ---        1,105,000
Decrease in interest
  and property taxes
  payable on real
  estate owned through
  transfer of
  ownership (note 5)         ---             ---          325,000
Decrease in real
  estate owned
  through deed in
  lieu of foreclosure
  or foreclosure             ---             ---        5,091,000
Decrease in
  allowance for
  possible losses
  on loans and
  real estate owned
  as a result of
  partial charge-off         ---          99,000        1,647,000
Decrease in other
  assets through
  deed in lieu of
  foreclosure
  or foreclosure             ---             ---           52,000
Decrease in notes
  payable through
  deed in lieu of
  foreclosure
  or foreclosure             ---             ---        3,745,000





                              F-12
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1996, 1995 and 1994


                          1996           1995          1994
-----------------------------------------------------------------
Decrease in interest
  and property taxes
  payable on real
  estate owned through
  deed in lieu of
  foreclosure, sale
  or foreclosure             ---             ---          288,000
Transfer of restricted
  cash to workout loan       ---             ---          501,000
Decrease in accounts
  payable and accrued
  liabilities through
  transfer of ownership      ---             ---            5,000






















  See accompanying notes to consolidated financial statements
                              F-13
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                  December 31, 1996, 1995, 1994

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

As of December 31, 1996, most of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in
California have declined severely.   As the loans secured by
undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1994 was $11,284,000, increasing to $11,314,000 at year end 1995 and $11,316,000 at year end 1996.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were


                              F-14
PIR Development, Inc., RSA Development, Inc., CTA Development, Inc., LCR Development, Inc., ("LCR"), and BKS Development, Inc., ("BKS"). Several of the Partnership's assets have been transferred to these new corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. With the exception of LCR and BKS, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfer, have been eliminated in consolidation.

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

Cash available for distribution, as defined in the Partnership Agreement, is to be distributed 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on their adjusted invested capital (as defined in the Partnership Agreement). Thereafter, cash available for distribution is to be distributed 90 percent to the limited partners and 10 percent to the general partners. All distributions of mortgage reductions (as defined in the Partnership Agreement) shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on their adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners

                              F-15
and 15 percent to the general partners. These amounts may be adjusted subject to the provisions of the Partnership Agreement. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings and losses 95 percent to the limited partners and 5 percent to the general partners through 1992. Based upon the various terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the losses to the limited partners.

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

Impaired Loans

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the original contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous


                              F-16
loans that are collectively evaluated for impairment. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements as the Partnership's previously existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

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

Real Estate Owned

During 1995 and 1994, the Partnership accounted for foreclosed assets using the American Institute of Certified Public Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets". SOP 92-3 indicated that foreclosed assets were presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale were carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure was the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance was recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned, including insubstance foreclosures, was presumed held for sale.

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.
An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets


                              F-17
less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 1996 and is actively marketing all properties. Using third party brokers or in house sales staff, management's intent is to sell all properties within one year.

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


























                              F-18

Current Temporary Differences      Partnership       Corporations        Total
--------------------------------------------------------------------------------
----------
GAAP loss for
  the year ended
  December 31, 1996                $ (1,088,000)    $   (427,000)    $
(1,515,000)
Provision for losses                 (1,300,000)             ---
(1,300,000)
Accrued expenses not deducted
  under the cash basis
  method  of accounting                (119,000)         179,000
60,000
Share of losses in
  unconsolidated investees             (897,000)             ---
(897,000)
Carrying costs expensed for books
  and capitalized for tax purposes       (2,000)         243,000
241,000
Depreciation                                ---          (15,000)
(15,000)
--------------------------------------------------------------------------------
----------
Taxable loss for the year
  ended December 31, 1996          $ (3,406,000)    $    (20,000)    $
(3,426,000)
================================================================================
==========
Taxable loss allocable to
  General Partner                    ---
================================================================================
==========
Taxable loss
  per limited
  partner unit                     $    (116.88)
================================================================================
==========

                                           F-19

                                     December 31, 1996
-----------------------------------------------------------------

Cumulative Temporary Differences     Partnership    Corporations
-----------------------------------------------------------------
Net operating loss
  carry forwards                     $       ---    $    116,000
Provision for losses                     836,000       1,717,000
Accrued expenses not deducted
  under the cash basis                       ---       4,644,000
Interest income accrued for
  tax, not per books                      92,000             ---
Charge-off of loans not deducted         715,000             ---
Carrying costs expensed for
  books and capitalized
  for tax purposes                        (2,000)      1,085,000
Depreciation                                 ---         (42,000)
Share of losses in
  unconsolidated investees             1,314,000             ---
-----------------------------------------------------------------
Total cumulative
  temporary differences              $ 2,955,000    $  7,520,000
=================================================================


The cumulative temporary partnership differences shown above, which total approximately $101.00 per limited partnership unit, should reverse when the Partnership liquidates its investments. There can be no assurance that these losses will be realized as future operations of the Partnership could result in greater or lesser amounts of allocable tax losses to the limited partners. In addition, the deductibility of taxable losses is dependent upon each limited partners' individual tax position. The reversal of these differences should result in future taxable income or loss per limited partnership unit which is less than or greater than the Partnership will report for financial statement purposes. Management believes that the share of losses in unconsolidated investees is a temporary difference since the Partnership holds approximately $2.4 million in notes receivable from these investees, a portion of which could be charged to bad debt expense should these investees liquidate their single property holdings at current carrying values.


                             F-20
In addition, as of December 31, 1996, the Partnership held approximately $12.4 million in loans receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $258.00 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. No benefit for net operating losses or cumulative differences related to the corporations has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Short-term Investments

Short-term investments include certificates of deposits with original maturities greater than 90 days but less than one year.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,141 weighted average limited partnership units outstanding in 1996, 1995 and 1994.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to

                             F-21
make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation and Amortization

Prior to the adoption of SFAS 121 on January 1, 1996, depreciation and amortization of real estate assets was charged to expense on a straight-line basis over the estimated useful lives of the assets; 3 years for equipment and 31.5 years for buildings, or, in the case of tenant improvements, over the terms of the leases if shorter than the estimated useful lives.

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases. In 1994, the Partnership recognized losses on the sale of real estate owned. In 1995 and 1996, there were no sales of real estate owned.

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

Short-term Investments

The carrying amount is estimated to be fair value because the funds were invested at current market rates within one month of the balance sheet date.


                             F-22
Real Estate Loans Receivable from Unconsolidated Investees -
Earning and Nonearning

The net carrying value of earning loans from unconsolidated investees is estimated to be fair value. These loans reprice at market rate each time the reference rate is adjusted.

Note Payable

The carrying value of the fixed rate note payable is estimated to be the fair value using current market rates.

Accounts Payable and Accrued Liabilities, Payable to Affiliates and Interest and Property Taxes Payable

Carrying value is considered to be equal to the fair value of these liabilities as they are due on demand.

(3)  Allowance for Possible Loan Losses



Changes in the allowance for possible loan losses are as follows:

                          1996            1995          1994
-----------------------------------------------------------------
Balance at
  beginning of year    $     8,000    $     8,000    $   149,000
Loans to affiliates
  and nonaffiliates
  charged-off                  ---        (99,000)       (73,000)
Provision for
  possible losses
  (reduction in provision)     ---         99,000        (68,000)
-----------------------------------------------------------------
Balance at
  end of year          $     8,000    $     8,000    $     8,000
================================================================


At December 31, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,049,000 (all of which were on nonaccrual status). At December 31 1996, there


                             F-23
was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114, recorded by the Partnership. However, as discussed in note 5, the unconsolidated investees have recorded an allowance for losses of $3,140,000 and the Partnership's proportionate share of the losses in unconsolidated investees reflects this allowance. There was a $336,000 investment in impaired loans for the year ended December 31, 1996. There was no investment in impaired loans for the year ended December 31, 1995. For the year ended December 31, 1996, the Partnership recognized $81,000 in interest income on these impaired loans. There was no interest income recognized on these impaired loans for the years ended December 31, 1995 and 1994.
No cash basis income was recognized on these impaired loans for the years ended December 31, 1996, 1995 and 1994.

If the loans on nonaccrual had been current throughout their terms, interest income would have increased by approximately
$96,000, $379,000 and $211,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


(4)  Allowance for Possible Losses on Real Estate Owned



Changes in the allowance for possible losses on real estate owned are as follows:

                          1996            1995          1994
-----------------------------------------------------------------
Balance at
  beginning of year    $ 2,545,000    $ 2,445,000    $ 4,698,000
Real estate
  owned charged-off            ---            ---     (3,589,000)
Provision for losses           ---        100,000      1,336,000
-----------------------------------------------------------------
Balance at
  end of year          $ 2,545,000    $ 2,545,000    $ 2,445,000
=================================================================





                             F-24
(5)  Transactions with Affiliates

Under the provisions of the Partnership Agreement, CC and CMIF, Inc., an affiliate of the general partners, are entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. Under the provisions of the Partnership Agreement, the Partnership incurred $8,000 of mortgage investment servicing fees payable to CMIF, Inc. in 1994 and paid $12,000 of such fees in 1994. The Partnership incurred $33,000 of mortgage investment servicing fees payable to CC in 1995 and 1994 and paid $3,000, $30,000 and $27,000 were paid in 1996, 1995 and 1994, respectively. No mortgage investment servicing fees were incurred during 1996.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital; however, the general partners are entitled to receive a minimum 5 percent interest in cash available for distribution in any year until this return has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Under this provision, payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during 1996, 1995 or 1994.

As discussed below, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements; LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership



                             F-25
wrote off its investment in and loan receivable from BKS during 1996 when its share of losses equaled its investment and the recovery of any of its investment became unlikely.

A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1996 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
50 percent interest
  in unsecured note
  receivable from LCR   $ 1,059,000    $ 1,059,000   $       ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                771,000        252,000       519,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                245,000            ---       245,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                285,000            ---       285,000
-----------------------------------------------------------------
Totals                  $ 2,360,000    $ 1,311,000   $ 1,049,000











                             F-26
A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1995 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
50 percent interest
  in unsecured note
  receivable from LCR   $ 1,059,000    $   595,000   $   464,000

50 percent interest
  in note receivable
  secured by a first
  trust deed from BKS     1,947,000      1,613,000       334,000

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                543,000            ---       543,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                255,000            ---       255,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                235,000            ---       235,000
-----------------------------------------------------------------
Totals                  $ 4,039,000    $ 2,208,000   $ 1,831,000


In February 1994, the Partnership assigned its 50 percent interest in a construction loan secured by a second trust deed, which was participated with CMIF, to LCR in order to facilitate LCR's foreclosure of 179 lots in Lancaster, California. In anticipation of this foreclosure, LCR purchased the underlying note secured by a first trust deed on the property with funds

                              F-27
provided by CMIF. CMIF also assigned its 50 percent interest in the construction loan secured by a second trust deed to LCR. In exchange for the assignment of the note secured by a second trust deed, the Partnership received a 50 percent interest in an unsecured note due from LCR with a principal balance of $2,115,000 as of December 31, 1996 and 1995, respectively. The Partnership has not accrued its share of interest on this note which was approximately $241,000 and $176,000 as of December 31, 1996 and 1995, respectively.

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

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994:























                             F-28
                     LCR Development, Inc.
                  Consolidated Balance Sheets

                            December 31,          December 31,
  Assets                        1996                   1995
-----------------------------------------------------------------
Cash                        $       ---         $       ---
Short-term investments           10,000                 ---

Real estate owned             6,047,000           5,052,000
Less allowance for
  losses on real
  estate investments          3,140,000             866,000
-----------------------------------------------------------------
Net real estate owned         2,907,000           4,186,000

Organization costs                2,000               2,000
-----------------------------------------------------------------
                            $ 2,919,000         $ 4,188,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable
  to affiliates:
    CMIF                    $ 4,092,000         $ 2,973,000
    CMIF II                   2,360,000           2,092,000
-----------------------------------------------------------------
Total notes payable           6,452,000           5,065,000

Accounts payable
  and accrued liabilities        11,000               1,000
Interest and property
  taxes payable
  on real property            1,162,000             825,000
Payable to affiliates            16,000               1,000
-----------------------------------------------------------------
Total liabilities             7,641,000           5,892,000

Stockholders' deficit        (4,722,000)         (1,704,000)
-----------------------------------------------------------------
                            $ 2,919,000         $ 4,188,000
=================================================================


                             F-29
                   LCR Development, Inc.
            Consolidated Statement of Operations


           Years ended December 31, 1996, 1995 and 1994

                           1996           1995          1994
-----------------------------------------------------------------
Housing sales          $   233,000    $       ---    $       ---

Cost of housing sales      238,000            ---            ---
Provision for
  losses on
  real estate owned      2,361,000        866,000         24,000
Selling and
  marketing expenses       184,000            ---            ---
General and
  administrative           162,000         (3,000)         3,000
-----------------------------------------------------------------
Operating income (loss) (2,712,000)      (863,000)       (27,000)
Interest expense           306,000        278,000        534,000
-----------------------------------------------------------------
Net (loss)             $(3,018,000)   $(1,141,000)   $  (561,000)
=================================================================
Interest expense not
  included in share
  of losses               (306,000)      (264,000)      (245,000)
-----------------------------------------------------------------
Allocable net loss     $(2,682,000)   $  (877,000)   $  (316,000)
=================================================================
Share of losses
  recorded             $  (716,000)   $  (439,000)   $  (158,000)
=================================================================



Although the Partnership owns a 50 percent interest in LCR, it holds less than 50 percent of LCR's debt. Since CMIF has made a $1,250,000 unsecured loan to LCR, CMIF was allocated losses to the extent of the unsecured loan and remaining losses were allocated 50 percent to CMIF and 50 percent to the Partnership during 1996.



                             F-30

        Difference of Allocation of Share of Losses
                                           1996
-----------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1996                 $(2,361,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                425,000

Loans receivable considered as part
  of the Partnership's investment        2,360,000

Disproportionate loss allocation           625,000
-----------------------------------------------------------------
Net loans receivable                   $ 1,049,000
=================================================================


As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF. In 1994, the Partnership and CMIF assigned to BKS their 50 percent interest in a note receivable secured by a first trust deed on a 283 acre residential tract in Bakersfield, California. BKS foreclosed on this property on August 8, 1994. In exchange for their assignments, the Partnership and CMIF each received a 50 percent interest in a new note from BKS secured by a first trust deed on the property. The Partnership ceased accruing interest on this new note on January 1, 1995. Bonds and taxes accrued on the property increased from $1,605,000 at December 31, 1995 to $2,085,000 at December 31, 1996 and the bond holders have commenced foreclosure proceedings on the property. Management has elected to abandon the property due to the fact that land values have not increased. The balance of bonds and unpaid property taxes are now approximately equal to the value of the property. Bonds, property taxes and note payable to affiliates are nonrecourse liabilities and, therefore, the Partnership and BKS have no contingent liability in excess of the property. The Partnership has no future obligation nor risk of additional losses related to this investee. Therefore, during 1996, the Partnership recorded its share of losses in connection with BKS ($343,000) which results in the Partnerships's investment in BKS, including loans, having a zero balance.


                             F-31
The balance sheet and statements of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounted for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at December 31, 1995 and for the years ended December 31, 1995 and 1994:


                         BKS Development, Inc.
                            Balance Sheet

                                                 December 31,
  Assets                                            1995
-----------------------------------------------------------------
Cash                                             $     1,000

Real property                                      5,200,000
Less allowance for losses
  on real estate investments                       2,693,000
-----------------------------------------------------------------
Net real estate owned                              2,507,000
-----------------------------------------------------------------
                                                 $ 2,508,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Bonds payable                                    $   899,000
Notes payable to affiliates                        3,893,000
Interest and property
  taxes payable
  on real property                                   943,000
-----------------------------------------------------------------
Total liabilities                                  5,735,000

Stockholders' deficit                             (3,227,000)
-----------------------------------------------------------------
                                                 $ 2,508,000
=================================================================






                             F-32
                     BKS Development, Inc.
                   Statements of Operations

         Years ended December 31, 1995 and 1994

                                     1995              1994
-----------------------------------------------------------------
Interest and
   property tax
   expense                      $    35,000         $   499,000
Provision
   for losses                     2,693,000                 ---
General and
  administrative                        ---               2,000
-----------------------------------------------------------------
Net income (loss)               $(2,728,000)        $  (501,000)
=================================================================
Share of losses
  recorded                      $(1,364,000)        $  (250,000)
=================================================================


At the time of the foreclosures by LCR and BKS discussed above, the Partnership had accounted for its interests in the notes secured by a second trust deed and first trust deed as having been insubstance foreclosed. A summary of the effects of the foreclosures on the Partnership's balance sheet during 1994 is as follows:

















                             F-33

                            LCR          BKS            TOTAL
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



The Partnership reimburses the general partner and its affiliates for expenses incurred on behalf of the Partnership for services such as salaries, legal, accounting, property management and other services. The general partners and affiliates of the general partners charged $185,000, $135,000 and $165,000 for such services in 1996, 1995 and 1994, respectively.

During 1996, 1995 and 1994, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1996, 1995 and 1994 were $5,000, $170,000 and $54,000, respectively. Interest earned on such deposits for 1996, 1995 and 1994 was $5,000, $3,000 and
$1,000, respectively.
















                             F-34

(6)  Real Estate Owned

Real estate owned consists of the following:

                                  (dollars in thousands)

                                December 31,        December 31,
                                    1996               1995
-----------------------------------------------------------------
1. Office building
    in San Bernardino, CA        $    825           $    837
2. 45 acres in Sacramento, CA       4,128              4,126
3. Proposed marina and
    condominiums in
    Redwood City, CA                5,360              5,360
4. 10.66 acres in Roseville, CA     1,003              1,003
-----------------------------------------------------------------
Subtotal                           11,316             11,326
Less accumulated depreciation         ---                 12
-----------------------------------------------------------------
Total real estate owned          $ 11,316           $ 11,314
=================================================================


At December 31, 1996, the properties held for sale are presented net of accumulated depreciation as required by SFAS 121.

In accordance with SFAS 121, the Partnership carries real estate owned, held for sale, at the lower of carrying amount or fair value less costs to sell. The estimated fair values were determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values.

The Partnership leases its operating property under several non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1996 are as follows:





                             F-35

Years ending December 31,

                                (dollars in thousands)
-----------------------------------------------------------------
1997                               $  116
1998                                   55
1999                                   41
2000                                    6
-----------------------------------------------------------------
                                   $  218
=================================================================


(7)  Note Payable

Note payable consists of the following:
                                 (dollars in thousands)
                               December 31,       December 31,
                                  1996               1995
-----------------------------------------------------------------
Note payable secured by
  office building in
  San Bernardino, CA,
  with principal, interest
  and property taxes payable
  monthly of $6,146;
  interest at 9.5%,
  maturing December 1, 1999     $   143            $   185
=================================================================











                             F-36
Future principal payments to be paid as of December 31, 1996 are as follows:


                                 (dollars in thousands)
Years ending December 31,
-----------------------------------------------------------------
1997                           $  46
1998                              50
1999                              47
-----------------------------------------------------------------
                               $ 143
=================================================================

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























                             F-37
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                 A Limited Partnership

Schedule III

                             Consolidated Real Estate Owned and
                         Accumulated Depreciation and Amortization
                                     December 31, 1996

                                       Initial                         Costs
Capitalized
                                       Cost to
Subsequent
                                      Partnership                        to
Acquisition

                                         Real Estate
Property                Encumbrances        Owned        Improvements<F3>
Carrying Costs
--------------------------------------------------------------------------------
----------
Office Building
  in San Bernardino     $   143,000     $    800,000     $     25,000        $
---
45 Acres in Sacramento          ---        3,827,000          170,000
131,000
Proposed Marina and
  Condominiums in
   Redwood City                 ---        4,101,000        1,170,000
89,000
10.66 Acres in Roseville        ---        1,000,000            3,000
---
--------------------------------------------------------------------------------
----------
                        $   143,000     $  9,728,000     $  1,368,000        $
220,000
================================================================================
==========








                                             F-38
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule III

                                 Consolidated Real Estate Owned and
                            Accumulated Depreciation and Amortization
                                           (Continued)
                                       December 31, 1996

                           Gross Amount at Which
                            Carried on Books  (F2)

                                                    Accumulated
Life On Which
                      Real Estate                  Depreciation &    Date
Depreciation
Property                Owned          Total        Amortization    Acquired
Is Computed
--------------------------------------------------------------------------------
----------

Office Building
  in San Bernardino    $   825,000    $   825,000     $     ---     April 1993
(F1)
45 Acres in Sacramento   4,128,000      4,128,000           ---     March 1992
None
Proposed Marina and
  Condominiums in
  Redwood City           5,360,000      5,360,000           ---     April 1993
None
10.66 Acres in Roseville 1,003,000      1,003,000           ---    December 1992
None
-----------------------------------------------------------------
                       $11,316,000    $11,316,000     $     ---
=================================================================






                                             F-39
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule III

                                 Consolidated Real Estate Owned and
                            Accumulated Depreciation and Amortization
                                           (Continued)
                                       December 31, 1996




<F1> Prior to the adoption of SFAS 121, tenant improvements were depreciated over life of leases; building depreciated over 31.5 years

<F2> Aggregate cost for Federal income tax purposes is $12,359,000 at December
31, 1996.

<F3> Improvements re presented net of accumulated depreciation as required per
SFAS 121.














                                             F-40
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned and
                       Accumulated Depreciation and Amortization
                                    (Continued)
                                December 31, 1996


The following is a summary of consolidated real estate owned for the years ended
December 31, 1996, 1995, and 1994.

                                     1996              1995               1994
--------------------------------------------------------------------------------
----------
Balance at beginning of year     $ 11,326,000      $ 11,292,000       $
24,200,000
Additions during period:
  Improvements                          2,000            34,000
16,000
Deductions during period:
  Real estate sold                        ---               ---
(885,000)
  Real estate foreclosed                  ---               ---
(8,441,000)
  Charge-offs                             ---               ---
(3,589,000)
  Other                                   ---               ---
(9,000)
--------------------------------------------------------------------------------
----------
Balance at year end              $ 11,328,000       $ 11,326,000       $
11,292,000
================================================================================
==========






                                             F-41
                   CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                   A Limited Partnership

Schedule III

                               Consolidated Real Estate Owned and
                         Accumulated Depreciation and Amortization
                                      (Continued)
                                  December 31, 1996



The following is a summary of accumulated depreciation and amortization of consolidated real estate owned for the years ended December 31, 1996, 1995, and 1994.

                                         1996              1995
1994
--------------------------------------------------------------------------------
----------
Balance at beginning of year          $  12,000       $    8,000         $
30,000
Additions during period:
  Additions                                 ---            4,000
8,000
Deductions during period:
  Real estate sold                          ---              ---
(2,000)
  Other                                     ---              ---
(28,000)
--------------------------------------------------------------------------------
----------
Balance at year end                   $  12,000        $  12,000         $
8,000
================================================================================
=========






                      See accompanying independent auditors' report.
                                             F-42
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                    A Limited Partnership

Schedule IV

                                 Mortgage Loans on Real Estate
                                       December 31, 1996
                                Interest               Final
Periodic
Description                       Rate               Maturity Date       Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:
                                                                         P + I
monthly
Timeshare Interests             Various
payment of
  Oxnard, CA                  12.25 - 13.9% fixed       Various
$2,149.35
50 percent interest in
  unsecured note related to                                              P & I
due at
  177 lots in Lancaster, CA     7.75% fixed          December 1, 1997
maturity
50 percent interest in
  First Trust Deed on                                                     P & I
due at
  166 lots in Lancaster, CA    Prime + 1%             August 1, 1997
maturity
50 percent interest in 1st
  T.D. on four single family                                              P & I
due at
  homes in Lancaster, CA       Prime + 1%              July 1, 1998
maturity
50 percent interest in 1st
  T.D. on seven single family                                             P & I
due at
  homes in Lancaster, CA       Prime + 1%              July 1, 1996 <F2>
maturity

Losses from unconsolidated investees






                                             F-43
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                   December 31, 1996

Principal Amount
                                                                           of
Loan Subject
                                                                            to
Delinquent
                                        Face Amount     Carrying Amount
Principal or
Description              Prior Liens    of Mortgages   of Mortgages (F1)
Interest
--------------------------------------------------------------------------------
----------
Note secured by:

Timeshare Interests
Oxnard, CA                 None           $    84,000        $    19,000
None
50 percent interest in
  unsecured note related   1st T.D.
  to 177 lots in              of            2,115,000
  Lancaster, CA            $3,266,000  (50% - 1,059,000)       1,059,000     $
1,059,000
50 percent interest
  in First Trust Deed
  on 166 lots in                            3,266,000
  Lancaster, CA            None        (50% - 1,636,000)         771,000
771,000









                                             F-44
                  CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                   December 31, 1996

Principal Amount
                                                                           of
Loan Subject
                                                                          to
Delinquent
                                        Face Amount     Carrying Amount
Principal or
Description          Prior Liens       of Mortgages   of Mortgages (F1)
Interest
--------------------------------------------------------------------------------
----------
Note secured by:
50 percent interest in
  1st T.D. on  four     1st T.D.
  single family homes      of               490,000
  in Lancaster, CA    $3,266,000         (50% - 245,000)       245,000
245,000

50 percent interest
  in 1st T.D. on
  seven single
  family homes in                           804,000
  Lancaster, CA         None             (50% - 402,000)       285,000
285,000
--------------------------------------------------------------------------------
----------
Losses from unconsolidated investees                        (1,311,000)
(1,311,000)
--------------------------------------------------------------------------------
----------
                                        $ 3,426,000        $ 1,068,000       $
1,049,000
================================================================================
==========

<F1> Aggregate cost for Federal Income Tax purposes is $3,094,000 at December
31, 1996.
<F2> The Partnership is in the process of extending this note.

                                             F-45
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule IV
                                   Mortgage Loans on Real Estate
                                            (Continued)
                                        December 31, 1996
The following is a summary of activity for the years ended December 1996, 1995 and 1994.

                                           1996                1995
1994
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $ 1,856,000       $  3,118,000       $
883,000
  Additions during period:
   New mortgage
     loans/disbursements                    336,000            821,000
217,000
   Other - Interest
     reserve and amortization                83,000                ---
8,000
   Loans transferred
     from real estate owned                     ---                ---
3,003,000
   Loans transferred
     from restricted cash                       ---                ---
501,000

  Deductions during period:
   Collections of principal                (148,000)          (280,000)
(1,016,000)
   Charge-offs                                  ---                ---
(73,000)
   Losses from
     unconsolidated investees            (1,059,000)        (1,803,000)
(405,000)
--------------------------------------------------------------------------------
----------
Balance at year end                     $ 1,068,000        $ 1,856,000       $
3,118,000
================================================================================
==========

                          See accompanying independent auditors' report.
                                             F-46