Form 10-K/A
period 1996-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1997-08-07
CIK 773337

FORM 10-K/A

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

                   YES  X                    NO

           This report includes a total of 76 pages.









































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

During 1994 and 1995, LCR evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from CMIF and the Partnership and entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. The joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At December 31, 1996, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with a combined disbursed balance of $1,301,000. The Partnership's disbursed balance of the $3,265,700 development loan at December 31, 1996 is $771,000.
The Partnership had applied $252,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at December 31, 1996 is $245,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at December 31, 1996 is $285,000.
Sales volumes of new homes in the Lancaster area have continued to decline since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects to realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during 1996, far less than originally anticipated. As a result of these factors, LCR recorded a $2,516,000 and $1,077,000 provision for losses on real estate investments during 1995 and 1996, respectively.

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

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            August 4, 1997




































       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                      A Limited Partnership




                          ANNUAL REPORT
























                            Form 10-K/A

               Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
               December 31, 1996, 1995 and 1994
          (With Independent Auditors' Report Thereon)





          CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                 Items 8, 14(a)(1) and 14(a)(2)
    Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                            Page

  Independent Auditors' Report............................   F-3

  Consolidated Balance Sheets --
  December 31, 1996 and 1995..............................   F-4

  Consolidated Statements of Operations --
  Years ended December 31, 1996, 1995 and 1994............   F-6

  Consolidated Statements of Partners' Equity --
  Years ended December 31, 1996, 1995 and 1994............   F-8

  Consolidated Statements of Cash Flows --
  Years ended December 31, 1996, 1995 and 1994............   F-9

  Notes to Consolidated Financial Statements..............   F-15

Schedules

  Schedule III - Consolidated Real Estate Owned
  and Accumulated Depreciation and Amortization...........   F-39

  Schedule IV - Mortgage Loans on Real Estate.............   F-44

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or notes thereto.

Exhibit 21

                      LCR DEVELOPMENT, INC.
                    A California Corporation

            Index to Consolidated Financial Statements

Consolidated Financial Statements                            Page

  Independent Auditors' Report ...........................   F-49

  Consolidated Balance Sheets --
  December 31, 1996 and 1995..............................   F-50

                               F-1
  Consolidated Statements of Operations --
  Years ended December 31, 1996, 1995 and 1994............   F-52

  Consolidated Statements of Stockholders' Equity (Deficit)
  Years ended December 31, 1996, 1995 and 1994............   F-53

  Consolidated Statements of Cash Flows --
  Years ended December 31, 1996, 1995 and 1994............   F-54

  Notes to Consolidated Financial Statements..............   F-57







































                               F-2


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


                               F-4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

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





                               F-13
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

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






















  See accompanying notes to consolidated financial statements
                               F-14
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

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

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were


                               F-15
PIR Development, Inc., RSA Development, Inc., CTA Development, Inc., LCR Development, Inc., ("LCR"), and BKS Development, Inc., ("BKS"). Several of the Partnership's assets have been transferred to these new corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. With the exception of LCR and BKS, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfer, have been eliminated in consolidation.

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

Cash available for distribution, as defined in the Partnership Agreement, is to be distributed 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on their adjusted invested capital (as defined in the Partnership Agreement). Thereafter, cash available for distribution is to be distributed 90 percent to the limited partners and 10 percent to the general partners. All distributions of mortgage reductions (as defined in the Partnership Agreement) shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on their adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners

                               F-16
and 15 percent to the general partners. These amounts may be adjusted subject to the provisions of the Partnership Agreement. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings and losses 95 percent to the limited partners and 5 percent to the general partners through 1992. Based upon the various terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the losses to the limited partners.

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

Impaired Loans

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the original contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous


                               F-17
loans that are collectively evaluated for impairment. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements as the Partnership's previously existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

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

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.
An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets


                               F-18
less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 1996 and is actively marketing all properties using third party brokers and in house sales staff.

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



























                               F-19

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

                                           F-20

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


                               F-21
In addition, as of December 31, 1996, the Partnership held approximately $12.4 million in loans receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $258.00 per limited partnership unit.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to

                               F-22
make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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


                               F-23
Real Estate Loans Receivable from Unconsolidated Investees -
Earning and Nonearning

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
================================================================


At December 31, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,049,000 (all of which were on nonaccrual status). At December 31 1996, there


                               F-24
was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114, recorded by the Partnership. However, as discussed in note 5, the unconsolidated investees have recorded an allowance for losses of $3,898,000 and the Partnership's proportionate share of the losses in unconsolidated investees reflects this allowance. There was a $336,000 investment in impaired loans for the year ended December 31, 1996. There was no investment in impaired loans for the year ended December 31, 1995. For the year ended December 31, 1996, the Partnership recognized $81,000 in interest income on these impaired loans. There was no interest income recognized on these impaired loans for the years ended December 31, 1995 and 1994.
No cash basis income was recognized on these impaired loans for the years ended December 31, 1996, 1995 and 1994.

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





                               F-25
(5)  Transactions with Affiliates

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

As discussed below, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements; LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership



                               F-26
wrote off its investment in and loan receivable from BKS during 1996 when its share of losses equaled its investment and the recovery of any of its investment became unlikely.

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


In February 1994, the Partnership assigned its 50 percent interest in a construction loan secured by a second trust deed, which was participated with CMIF, to LCR in order to facilitate LCR's foreclosure of 179 lots in Lancaster, California. In anticipation of this foreclosure, LCR purchased the underlying note secured by a first trust deed on the property with funds

                               F-28
provided by CMIF. CMIF also assigned its 50 percent interest in the construction loan secured by a second trust deed to LCR. In exchange for the assignment of the note secured by a second trust deed, the Partnership received a 50 percent interest in an unsecured note due from LCR with a principal balance of $2,115,000 as of December 31, 1996 and 1995, respectively. The Partnership has not accrued its share of interest on this note which was approximately $241,000 and $176,000 as of December 31, 1996 and 1995, respectively.

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























                               F-29
                     LCR Development, Inc.
                  Consolidated Balance Sheets

                            December 31,          December 31,
  Assets                        1996                   1995
-----------------------------------------------------------------
Restricted cash             $    10,000         $       ---

Real estate owned             6,492,000           5,263,000
Less allowance for
  losses on real
  estate investments          3,898,000           1,390,000
-----------------------------------------------------------------
Net real estate owned         2,594,000           3,873,000

Organization costs                1,000               2,000
-----------------------------------------------------------------
                            $ 2,605,000         $ 3,875,000
=================================================================

  Liabilities and Stockholders' Equity (Deficit)
-----------------------------------------------------------------
Notes payable
  to affiliates:
    CMIF                    $ 4,092,000         $ 2,973,000
    CMIF II                   2,360,000           2,092,000
-----------------------------------------------------------------
Total notes payable           6,452,000           5,065,000

Accounts payable
  and accrued liabilities        11,000               1,000
Interest payable
  to affiliates                 845,000             509,000
Payable to affiliates            16,000               1,000
-----------------------------------------------------------------
Total liabilities             7,324,000           5,576,000

Stockholders' equity
  (deficit)                  (4,719,000)         (1,701,000)
-----------------------------------------------------------------
                            $ 2,605,000         $ 3,875,000
=================================================================



                               F-30
                   LCR Development, Inc.
            Consolidated Statement of Operations


           Years ended December 31, 1996, 1995 and 1994

                           1996           1995          1994
-----------------------------------------------------------------
Housing sales          $   233,000    $       ---    $       ---

Cost of housing sales      238,000            ---            ---
Provision for
  losses on
  real estate owned      2,516,000      1,077,000        313,000
Selling and
  marketing expenses       184,000            ---            ---
General and
  administrative           162,000         (3,000)         3,000
-----------------------------------------------------------------
Operating loss          (2,867,000)    (1,074,000)      (316,000)
Interest expense           151,000            ---        313,000
-----------------------------------------------------------------
Net (loss)             $(3,018,000)   $(1,074,000)   $  (629,000)
=================================================================
Interest not included
  in share of losses      (336,000)      (197,000)      (313,000)
-----------------------------------------------------------------
Allocable net loss     $(2,682,000)   $  (877,000)   $  (316,000)
=================================================================
Share of losses
  recorded             $(1,966,000)   $  (438,000)   $  (158,000)
=================================================================


LCR has not accrued interest on the notes payable to the Partnership that the Partnership has classified as nonearning. Because the Partnership accounts for these loans as a component of its equity investment in LCR, any effect on the Partnership would be eliminated in consolidation. Although the Partnership owns a 50 percent interest in LCR, it holds less than 50 percent of LCR's debt. Since CMIF has loaned LCR $1,250,000 in excess of




                               F-31
the amount the Partnership has loaned LCR, CMIF was allocated a disproportionately greater share of LCR's losses.
Correspondingly, the Partnership was allocated less than 50 percent of LCR's loss during 1996.


        Difference of Allocation of Share of Losses

                                           1996
-----------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1996                 $(1,936,000)

Loans receivable considered as part
  of the Partnership's investment        2,360,000

Disproportionate loss allocation           625,000
-----------------------------------------------------------------
Net loans receivable                   $ 1,049,000
=================================================================

As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF. In 1994, the Partnership and CMIF assigned to BKS their 50 percent interest in a note receivable secured by a first trust deed on a 283 acre residential tract in Bakersfield, California. BKS foreclosed on this property on August 8, 1994. In exchange for their assignments, the Partnership and CMIF each received a 50 percent interest in a new note from BKS secured by a first trust deed on the property. The Partnership ceased accruing interest on this new note on January 1, 1995. Bonds and taxes accrued on the property increased from $1,605,000 at December 31, 1995 to $2,085,000 at December 31, 1996 and the bond holders have commenced foreclosure proceedings on the property. Management has elected to abandon the property due to the fact that land values have not increased. The balance of bonds and unpaid property taxes are now approximately equal to the value of the property. Bonds, property taxes and note payable to affiliates are nonrecourse liabilities and, therefore, the Partnership and BKS have no contingent liability in excess of the property. The Partnership has no future obligation nor risk of additional losses related to this investee. Therefore, during


                               F-32
1996, the Partnership recorded its share of losses in connection with BKS ($343,000) which results in the Partnerships's investment in BKS, including loans, having a zero balance.

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


                               F-33
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

















                               F-34

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
















                               F-35

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





                               F-36

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
=================================================================











                               F-37
Future principal payments to be paid as of December 31, 1996 are as follows:


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
11,292,000
================================================================================
==========






                                             F-42
                   CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                   A Limited Partnership

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

                                             F-46
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

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
3,118,000
================================================================================
==========


                          See accompanying independent auditors' report.
                                             F-47
                           Exhibit 21
                      LCR DEVELOPMENT, INC.

                    A California Corporation


            Index to Consolidated Financial Statements


Consolidated Financial Statements                            Page

  Independent Auditors' Report ...........................   F-49

  Consolidated Balance Sheets --
  December 31, 1996 and 1995..............................   F-50

  Consolidated Statements of Operations --
  Years ended December 31, 1996, 1995 and 1994............   F-52

  Consolidated Statements of Stockholders' Equity (Deficit)
  Years ended December 31, 1996, 1995 and 1994............   F-53

  Consolidated Statements of Cash Flows --
  Years ended December 31, 1996, 1995 and 1994............   F-54

  Notes to Consolidated Financial Statements .............   F-57























                               F-48
                   INDEPENDENT AUDITORS' REPORT

The Board of Directors
LCR Development, Inc.:

We have audited the consolidated balance sheets of LCR Development, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCR Development, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has various notes payable scheduled to mature in 1997. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              KPMG Peat Marwick LLP
Orange County, California
April 18, 1997, except as to the first
paragraph of Note 6, which is as of July 29, 1997
                               F-49
                      LCR Development, Inc.
                   Consolidated Balance Sheets

                                   December 31,     December 31,
  Assets                               1996             1995
-----------------------------------------------------------------
Restricted cash                    $    10,000      $       ---

Real estate owned (note 5)           6,492,000        5,263,000
Less allowance for losses on
  real estate investments (note 4)   3,898,000        1,390,000
-----------------------------------------------------------------
Net real estate owned                2,594,000        3,873,000

Organization costs                       1,000            2,000
-----------------------------------------------------------------
                                   $ 2,605,000      $ 3,875,000
=================================================================

  Liabilities and Stockholders' Equity (Deficit)
-----------------------------------------------------------------
Notes payable to affiliates:
  CMIF                             $ 4,092,000      $ 2,973,000
  CMIF II                            2,360,000        2,092,000
-----------------------------------------------------------------
Total notes payable (note 7)         6,452,000        5,065,000

Accounts payable
  and accrued liabilities               11,000            1,000
Interest payable to affiliates         845,000          509,000
Payable to affiliates (note 6)          16,000            1,000
-----------------------------------------------------------------
Total liabilities                    7,324,000        5,576,000













                               F-50
                      LCR Development, Inc.
                   Consolidated Balance Sheets
                         (Continued)


  Liabilities and                   December 31,     December 31,
    Stockholders' Equity (Deficit)      1996             1995
-----------------------------------------------------------------
Stockholders' equity (deficit)
  Common stock, no par value;
  300 shares authorized;
  300 shares issued and
  outstanding in 1996 and 1995           3,000            3,000
  Accumulated deficit               (4,722,000)      (1,704,000)
-----------------------------------------------------------------
    Total stockholders'
      equity (deficit)              (4,719,000)      (1,701,000)

Commitments (note 9)
-----------------------------------------------------------------
                                   $ 2,605,000      $ 3,875,000
=================================================================























  See accompanying notes to consolidated financial statements
                               F-51
                   LCR Development, Inc.
               Consolidated Statements of Operations

           Years ended December 31, 1996, 1995 and 1994

                           1996           1995         1994
-----------------------------------------------------------------
Housing sales             $   233,000  $       ---  $       ---

Cost of housing sales         238,000          ---          ---
Provision for
  losses on real
  estate owned (note 4)     2,516,000    1,077,000      313,000
Selling and
  marketing expenses          184,000          ---          ---
General and
  administrative              162,000       (3,000)       3,000
-----------------------------------------------------------------
Operating loss             (2,867,000)  (1,074,000)    (316,000)
Interest expense (note 5)     151,000          ---      313,000
-----------------------------------------------------------------
Loss before income taxes  $(3,018,000) $(1,074,000) $  (629,000)
-----------------------------------------------------------------
Income taxes (note 8)             ---          ---          ---
-----------------------------------------------------------------
Net loss                  $(3,018,000) $(1,074,000) $  (629,000)
=================================================================
Net loss per common share $   (10,060) $    (3,580) $    (2,097)
=================================================================
Weighted average
  number of common
  shares outstanding              300          300          300
=================================================================












  See accompanying notes to consolidated financial statements
                               F-52
                      LCR Development, Inc.
      Consolidated Statements of Stockholders' Equity (Deficit)


         Years ended December 31, 1996, 1995 and 1994

                                                        Total
                                                    Stockholders'
                       Common        Accumulated       Equity
                        Stock          Deficit        (Deficit)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1993   $     3,000    $     (1,000)  $      2,000

Net loss                      ---        (629,000)      (629,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1994         3,000        (630,000)      (627,000)

Net loss                      ---      (1,074,000)    (1,074,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995         3,000      (1,704,000)    (1,701,000)

Net loss                      ---      (3,018,000)    (3,018,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996   $     3,000    $ (4,722,000)  $ (4,719,000)
=================================================================















  See accompanying notes to consolidated financial statements
                               F-53
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows


           Years ended December 31, 1996, 1995 and 1994

                           1996           1995          1994
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss             $(3,018,000)   $(1,074,000)   $  (629,000)
  Adjustments to
   reconcile net
   loss to cash
   provided by (used
   in) operating
   activities:
     Provision for
      possible losses    2,516,000      1,077,000        313,000
Changes in assets
  and liabilities:
   (Increase) decrease in
    organization costs       1,000            ---         (2,000)
   Increase in
    interest payable       151,000            ---        312,000
   Increase in accounts
    payable and accrued
    liabilities             10,000          1,000            ---
   Increase in payable
    to affiliates           15,000          1,000            ---
-----------------------------------------------------------------
     Net cash provided by
      (used in) operating
      activities          (325,000)         5,000         (6,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Capital
    expenditures for
    real estate owned   (1,104,000)    (1,207,000)      (401,000)
   Proceeds from sale
    of real estate owned   233,000            ---            ---
   Increase in
    restricted cash        (10,000)           ---            ---
-----------------------------------------------------------------

                               F-54
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
    Net cash used in
     investing
     activities           (881,000)    (1,207,000)      (401,000)
-----------------------------------------------------------------
Cash flows from
  financing activities-
   Advances received
    on notes payable     1,206,000      1,200,000        407,000
-----------------------------------------------------------------
Net decrease
  in cash                      ---         (2,000)           ---
Cash at beginning
  of year                      ---          2,000           2,000
-----------------------------------------------------------------
Cash at
  end of year           $      ---     $      ---      $    2,000
=================================================================






















                               F-55
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
Supplemental
  schedule of
  noncash
  investing and
  financing activities:
   Increase in real
    estate owned and
    related notes
    payable to
    affiliates as a
    result of transfer
    of ownership        $      ---    $      ---    $ 3,365,000
   Increase in real
    estate owned
    as a result of
    capitalized interest   366,000       290,000            ---
   Decrease in real
    estate owned and
    related allowance
    for losses due to
    sale of real estate
    owned                    8,000           ---            ---
   Increase in notes
    payable to
    affiliates as a
    result of
    capitalized interest   181,000        93,000            ---
   Increase in interest
    payable to affiliates
    as a result of
    capitalized interest   185,000       197,000            ---






  See accompanying notes to consolidated financial statements
                               F-56
                      LCR DEVELOPMENT, INC.
            Notes to Consolidated Financial Statements

                 December 31, 1996, 1995, 1994

(1)  Summary of Significant Accounting Policies

Organization

During 1993, LCR Development, Inc. ("LCR") was formed by Centennial Mortgage Income Fund ("CMIF") and Centennial Mortgage Income Fund II ("CMIF II") to own and operate one of their real estate assets, 179 single family lots in Lancaster, California. During 1994, Silverwood Homes, a California general partnership ("Silverwood"), was formed between LCR and Home Devco, Inc. ("Home Devco") for the purpose of constructing single family homes at the real estate project located in Lancaster. LCR contributed the 179 single family lots to the partnership in exchange for a capital contribution credit of $2,571,594 and Home Devco contributed $100 in cash. As LCR has contributed a 99.9 percent interest, Silverwood has been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions including the aforementioned contribution, have been eliminated in consolidation. LCR is entitled to a cumulative priority interest in cash available for distribution from the sale of homes equal to $19,381 per lot. Home Devco is acting as the general contractor in the construction of homes at the project and is entitled to fifty percent of any cash available for distribution from the sale of homes after LCR has received distributions equal to its priority interest. Home Devco is also entitled to reimbursement of onsite supervision costs and certain general and administrative costs.

Real Estate Owned

During 1995 and 1994, LCR accounted for foreclosed assets using the American Institute of Certified Public Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets". SOP 92-3 indicated that foreclosed assets were presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale were carried at the lower of cost or fair value less estimated costs to sell. The cost of such assets at the time of foreclosure was the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance was recognized for estimated costs to sell through a charge to operations.


                               F-57
Effective January 1, 1996, LCR adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. An impairment loss shall be measured as the amount by which the carrying amount of the assets exceed the fair value of the assets less costs to sell.

Revenue Recognition

LCR recognizes revenue from sales of real estate when construction is completed, an adequate down payment has been received and title to the property sold has been transferred to the buyer.

Income Taxes

LCR is subject to taxation and accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Ability to Continue as a Going Concern

LCR and Silverwood were formed to own and develop the 179 lots in Lancaster, California. During 1994 and 1995, operations did not generate sufficient cash to cover current obligations as the project was still being developed. During 1996, operations did not generate sufficient cash to cover current obligations due to the lack of sales of homes. Sales volumes of new homes in the Lancaster area have continued to decline since 1995 while sales



                               F-58
prices have remained relatively flat and construction costs have increased. The note payable originally secured by the nine lots in Lancaster (Phase I) which matured July 1, 1996 has been extended to allow sufficient time for the sale of the balance of the homes. Based on representations by the general partners of CMIF and CMIF II, the $2,115,000, the $1,250,000 and the $1,748,000 notes payable to CMIF and CMIF II which all mature during 1997 will be extended indefinitely while the project is being developed. However, if LCR's and Silverwood's financial condition worsens significantly, these intentions could change. Phase II at the project is currently under development. Prior to commencing additional phases, management will reevaluate its investment alternatives including, but not limited to, the cessation of construction and holding of the lots for investment or the bulk sale of the remaining lots. Management is continuously monitoring all aspects of the project and its impact on LCR, CMIF and CMIF II.

(3)  Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 "Disclosures
About Fair Value of Financial Instruments" ("SFAS 107"), requires that LCR discloses estimated fair values for its financial instruments as well as the methods and significant assumptions used to estimate fair values. The following information does not purport to represent the aggregate net fair value of LCR.

The following methods and assumptions were used by LCR in estimating the fair value of each class of financial instrument.

Restricted Cash

The carrying amount, which is cost, is assumed to be the fair value.

Notes Payable to Affiliates and Interest Payable to Affiliates

The fair value is not determinable due to their related party nature and terms.

Accounts Payable and Accrued Liabilities and Payable to
Affiliates

The carrying value is considered to be equal to the fair value of these liabilities as they are short-term in nature.



                               F-59
(4)  Allowance for Possible Losses on Real Estate Owned

Changes in the allowance for possible losses on real estate owned are as follows:


                            1996              1995         1994
-----------------------------------------------------------------
Balance at
  beginning of year      $1,390,000    $  313,000    $      ---
Real estate owned
  charged-off                (8,000)          ---           ---
Provision for losses      2,516,000     1,077,000       313,000
-----------------------------------------------------------------
Balance at
  end of year            $3,898,000    $1,390,000    $  313,000
=================================================================

(5)  Real Estate Owned

Real estate owned balances at December 31, 1996, 1995 and 1994 were $6,492,000, $5,263,000 and $3,766,000, respectively. The property was transferred to LCR in 1994 at CMIF and CMIF II's cost, with a balance of $3,365,000. Capitalized interest for the years ended December 31, 1996 and 1995 totaled $366,000 and $290,000, respectively. There was no capitalized interest for 1994. No interest was paid for the years ended December 31, 1996, 1995 and 1994. Sales of real estate owned were $233,000 for the year ended December 31, 1996. There were no sales of
homes for the years ended December 31, 1995 and 1994.   Charge-
offs recorded in 1996 were $8,000. There were no charge-offs recorded for the years ended December 31, 1995 and 1994. Total interest incurred for the years ended December 31, 1996, 1995 and 1994 was $517,000, $290,000 and $313,000, respectively.

In accordance with SFAS 121, LCR carries real estate owned, held for sale, at the lower of carrying amount, or fair value less costs to sell. The estimated fair value was determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values.



                               F-60
(6) Transactions with Affiliates

The general partners of CMIF and CMIF II beneficially own a controlling interest in Home Devco. Under the provisions of the Partnership Agreement, Home Devco is entitled to receive from LCR reimbursement of onsite supervision costs and certain general and administrative costs equal to 3 percent of budgeted gross proceeds or a maximum of $20,000 per month. Home Devco is entitled to receive a minimum fee of $7,500 per month under the agreement, as amended. LCR paid $160,000, $143,000 and $5,000 of these costs to Home Devco and affiliates for the years ended December 31, 1996, 1995 and 1994, respectively. Through December 31, 1996, fees paid have exceeded amounts payable under the agreement by $50,000, however, management believes that these fees are appropriate based on the completed project and has temporarily reduced the amount being paid to Home Devco to $5,000 per month effective January 1, 1997.

Funds have been advanced from CMIF II to meet operating expenses and fund options on the prospective home sales. Once the sales have been completed, the advances are to be repaid from sales proceeds. The balances at December 31, 1996 and 1995 were $16,000 and $1,000, respectively.

(7) Notes Payable to Affiliates


Notes payable to affiliates consist of the following:
                                    (dollars in thousands)
                                   December 31,    December 31,
                                      1996            1995
-----------------------------------------------------------------
Unsecured note payable to
  CMIF and CMIF II related
  to 179 lots in
  Lancaster, CA with
  principal and interest
  payable at maturity
  interest rate of 7.75% fixed,
  maturing December 1, 1997          $ 2,115          $ 2,115






                               F-61
Notes payable to affiliates consist of the following:
                       (continued)
                                    (dollars in thousands)
                                   December 31,    December 31,
                                      1996            1995
-----------------------------------------------------------------
Unsecured note payable to CMIF
  related to 179 lots in
  Lancaster, CA with
  principal and interest
  payable at maturity;
  interest rate of 7.75% fixed
  maturing December 1, 1997            1,250            1,250

Note payable to CMIF
  and CMIF II secured by
  first trust deed on 166
  lots in Lancaster, CA
  with principal and interest
  due at maturity; interest
  at Prime + 1%; maturing
  August 1, 1997                       1,748              896

Note payable to CMIF and
  CMIF II secured by first
  trust deed on 4 lots in
  Lancaster, CA with
  principal and interest
  due at maturity; interest
  at Prime +1%;
  maturing July 1, 1998                  484              416

Note payable to CMIF and
  CMIF II originally
  secured by first trust
  deed on 9 lots in
  Lancaster, CA with
  principal and interest
  due at maturity; interest
  at Prime + 1%; matured
  July 1, 1996                          855               388
-----------------------------------------------------------------
  Total notes payable               $ 6,452           $ 5,065
=================================================================



                               F-62
Future principal payments to be paid as of December 31, 1996 are as follows:


                                 (dollars in thousands)
Years ending December 31,
-----------------------------------------------------------------
1996                           $  855
1997                            5,113
1998                              484
-----------------------------------------------------------------
                               $6,452
=================================================================

The note payable originally secured by a first trust deed on 9 lots in Lancaster which matured July 1, 1996 has been extended indefinitely (see note 2).

(8) Income Taxes

LCR and Silverwood file separate Federal and State income tax returns. LCR and Silverwood have been consolidated for the following schedules.

A reconciliation of income tax expense (benefit) at the Federal statutory rate of 34% to LCR's and Silverwood's provision for taxes is as follows:


                           1996           1995          1994
-----------------------------------------------------------------
Income tax benefit at
 the statutory rate    $(1,026,000)   $  (365,000)   $  (214,000)
State tax benefit, net
 of Federal tax benefit   (184,000)       (66,000)       (38,000)
Valuation allowance      1,204,000        430,000        252,000
Other                        6,000          1,000            ---
-----------------------------------------------------------------
Total                          ---            ---            ---
=================================================================

                               F-63
As of December 31, 1996, LCR and Silverwood have net operating loss carryforwards of approximately $211,000, expiring at various dates through 2011.

The components of the consolidated net deferred tax asset at December 31, 1996, 1995 and 1994 are as follows:

                           1996           1995          1994
-----------------------------------------------------------------
Net operating loss
 carryforwards         $    78,000    $       ---    $     2,000
Provision for losses
 on real estate          1,563,000        557,000        125,000
Capitalized interest        (1,000)        46,000        125,000
Interest not
 deductible until paid     185,000         79,000            ---
Section 263A expenses       61,000            ---            ---
-----------------------------------------------------------------
                         1,886,000        682,000        252,000
-----------------------------------------------------------------
Less valuation
 allowance              (1,886,000)      (682,000)      (252,000)
-----------------------------------------------------------------
                       $       ---    $       ---    $       ---
=================================================================


The net increases in the total valuation allowances for the years ended December 31, 1996 and 1995 was an increase of $1,204,000 and $430,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the losses of LCR and Silverwood, management has determined that part or all of the consolidated deferred tax assets may not be realized in the future. Accordingly, management has provided a valuation allowance against the value of the deferred tax asset.



                               F-64
(9)  Commitments

During the first quarter of 1997, Silverwood signed a contract with a subcontractor for $231,000.










































                               F-65