Form 10-Q
period 1997-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1997-09-08
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                             or

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

                   Consolidated Balance Sheets
                          (Unaudited)

                                    June 30,         December 31,
   Assets                             1997               1996
- -----------------------------------------------------------------
Cash and cash equivalents         $    258,000      $    261,000
Restricted cash                         12,000            12,000

Real estate loans
  receivable, earning                   17,000            19,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 4)                  828,000         1,049,000
- -----------------------------------------------------------------
                                       845,000         1,068,000

 Less allowance for possible
  loan losses                            8,000             8,000
- -----------------------------------------------------------------
Net real estate loans receivable       837,000         1,060,000

Real estate owned, net, held
  for sale (note 3)                 11,316,000        11,316,000

 Less allowance for possible loan
  losses on real estate owned        2,545,000         2,545,000
- -----------------------------------------------------------------
Net real estate owned                8,771,000         8,771,000








   See accompanying notes to consolidated financial statements
                               1
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)
                          (Unaudited)

                                    June 30,         December 31,
   Assets                             1997               1996
- -----------------------------------------------------------------
Due from unconsolidated investees       16,000            16,000
Other assets                            23,000            12,000
- -----------------------------------------------------------------
                                  $  9,917,000      $ 10,132,000
=================================================================

Liabilities and Partners' Equity
- -----------------------------------------------------------------
Note payable                      $    121,000      $    143,000
Accounts payable and
  accrued liabilities                    7,000            12,000
Interest and property taxes
  payable on real estate owned         386,000           283,000
Payable to affiliates (note 4)           3,000             1,000
Escrow deposits                         30,000               ---
- -----------------------------------------------------------------
   Total liabilities                   547,000           439,000

Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  June 30, 1997 and
  December 31, 1996
    General partners                  (195,000)         (195,000)
    Limited partners                 9,565,000         9,888,000
- -----------------------------------------------------------------
    Total partners' equity           9,370,000         9,693,000

Contingencies (note 5)
- -----------------------------------------------------------------
                                  $  9,917,000      $ 10,132,000
=================================================================



   See accompanying notes to consolidated financial statements
                               2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Operations
                          (Unaudited)

                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                       1997       1996        1997       1996
- -----------------------------------------------------------------
Revenue:
Interest income
  on loans to
  nonaffiliates,
  including fees $   10,000   $     8,000  $   6,000  $   4,000
Interest income
  on loans to
  unconsolidated
  investees,
  including fees        ---        51,000        ---      27,000
Interest-bearing
  deposits            4,000        14,000      2,000       6,000
Income from
  operations of
  real estate owned  65,000        62,000     33,000      31,000
Other                11,000           ---        ---         ---
- -----------------------------------------------------------------
   Total revenue     90,000       135,000     41,000      68,000

Expenses:
Share of losses in
  unconsolidated
  investees          54,000       587,000     25,000     442,000
Operating expenses
  from operations
  of real
  estate owned       37,000        35,000     19,000      18,000
Operating expenses
  from operations
  of real estate
  owned paid
  to affiliates       6,000         6,000      3,000       3,000



   See accompanying notes to consolidated financial statements
                              3
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)
                          (Continued)
                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                       1997       1996        1997       1996
- -----------------------------------------------------------------
Expenses
  associated with
  non-operating
  real estate owned 183,000       183,000     78,000      90,000
Depreciation and
  amortization
  expense             3,000         4,000      1,000       1,000
Interest expense      6,000         8,000      3,000       4,000
General and
  administrative,
  affiliates         96,000        88,000     52,000      46,000
General and
  administrative,
  nonaffiliates      28,000        41,000     15,000      14,000
- -----------------------------------------------------------------
   Total expenses   413,000       952,000    196,000      618,000
- -----------------------------------------------------------------
  Net loss       $ (323,000)  $  (817,000) $(155,000) $ (550,000)
=================================================================
Net loss
  per limited
  partnership
  unit           $   (11.08)  $    (28.04) $   (5.32) $   (18.87)
=================================================================











   See accompanying notes to consolidated financial statements
                              4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statement of Partners' Equity
                          (Unaudited)

             For the six months ended June 30, 1997
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
- -----------------------------------------------------------------
Balance at
  December 31, 1996   $  (195,000)   $  9,888,000   $  9,693,000

Net loss                      ---        (323,000)      (323,000)
- -----------------------------------------------------------------
Balance at
  June 30, 1997       $  (195,000)   $  9,565,000   $  9,370,000
=================================================================

























   See accompanying notes to consolidated financial statements
                               5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                          (Unaudited)

      For the six months ended June 30, 1997 and 1996


                                       1997             1996
- -----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                         $  (323,000)     $ (817,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Amortization of
      unearned loan fees
      and discounts                        ---          (1,000)
     Interest accrued  to
      principal on loans
      to affiliates                        ---         (51,000)
     Depreciation expense                3,000           4,000
     Equity in losses of
      unconsolidated investees          54,000         587,000
Changes in assets
  and liabilities:
   Increase in other assets            (14,000)        (13,000)
   Increase in due
    from affiliates                        ---          (2,000)
   Increase (decrease) in
    payable to affiliates                2,000          (2,000)
   Increase (decrease) in
    accounts payable and
    accrued liabilities                 (5,000)          1,000
   Increase in interest
    and taxes payable
    on real estate owned               103,000          37,000
- -----------------------------------------------------------------
Net cash used in
  operating activities                (180,000)       (257,000)
- -----------------------------------------------------------------


   See accompanying notes to consolidated financial statements
                               6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Unaudited)
                          (Continued)
       For the six months ended June 30, 1997 and 1996
                                       1997             1996
- -----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected on loans        289,000          32,000
   Advances on loans made
     to unconsolidated
     investees (note 4)               (120,000)       (195,000)
   Additions to real
    estate owned                           ---          (2,000)
   Increase in
    restricted cash                        ---          (1,000)
   Decrease in short-term
    investments                            ---         102,000
   Increase in escrow deposits          30,000             ---
- -----------------------------------------------------------------
Net cash provided by (used in)
  investing activities                 199,000         (64,000)
- -----------------------------------------------------------------
Cash flows used in
  financing activities:
   Principal payments on
    notes payable                      (22,000)        (20,000)
- -----------------------------------------------------------------
Net decrease in cash                    (3,000)       (341,000)

Beginning cash and
  cash equivalents                     261,000          854,000
- -----------------------------------------------------------------
Ending cash and cash
  equivalents                      $   258,000      $   513,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during the
     six months for:
       Interest                    $     6,000      $     8,000

See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                          (Unaudited)

                     June 30, 1997 and 1996

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

As of June 30, 1997, most of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six months ended June 30, 1997 and 1996 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.



                              8
Information pertaining to the six months ended June 30, 1997 and 1996 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

At June 30, 1997, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $828,000 (all of which were on nonaccrual status). At June 30, 1997, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 recorded by the Partnership. However, the unconsolidated investees have recorded an allowance for losses of $3,968,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects this allowance. There was a



                              9
$120,000 investment in impaired loans during the six months ended
June 30, 1997.  For the six months ended June 30, 1997, the
Partnership recognized no interest income nor cash basis income on these impaired loans.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      June 30,       December 31,
                                        1997             1996
- -----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $   825         $   825
2.  45 acres in Sacramento, CA         4,128           4,128
3.  Proposed marina and condominiums
      in Redwood City, CA              5,360           5,360
4.  10.66 acres in Roseville, CA       1,003           1,003
- -----------------------------------------------------------------
Total real estate owned              $11,316         $11,316
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

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six months ended June 30, 1997 or 1996.

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




                            11
The Partnership holds a 50 percent participation in an unsecured note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at June 30, 1997 is $1,059,000 and the Partnership had applied $1,059,000 a portion of the cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $282,000 as of June 30, 1997.

Silverwood began constructing a model home complex in June 1995. Construction commenced in September 1995 on Phase I and February 1997 on Phase II at the project. At June 30, 1997, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at June 30, 1997 is $889,000 and the Partnership had applied $306,000, the balance of cumulative losses from unconsolidated investees against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at June 30, 1997 is $245,000. At June 30, 1997, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is zero.

The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at June 30, 1997 and for the six months ended June 30, 1997:



















                            12
                       LCR Development, Inc.
                    Consolidated Balance Sheet
                          (Unaudited)

                                                  June 30,
  Assets                                            1997
- -----------------------------------------------------------------
Cash                                             $     5,000
Restricted cash                                       10,000

Real estate owned, held for investment             6,590,000
Less allowance for losses
  on real estate investment                        3,968,000
- -----------------------------------------------------------------
Net real estate owned                              2,622,000

Organization costs                                     1,000
- -----------------------------------------------------------------
                                                 $ 2,638,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Notes payable to affiliates
  CMIF                                           $ 4,372,000
  CMIF II                                          2,191,000
- -----------------------------------------------------------------
Total notes payable                                6,563,000

Accounts payable and accrued liabilities               5,000
Interest and taxes payable on real property        1,135,000
Payable to affiliates                                 29,000
- -----------------------------------------------------------------
Total liabilities                                  7,732,000

Stockholders' deficit                             (5,094,000)
- -----------------------------------------------------------------
                                                 $ 2,638,000
=================================================================






                             13
                     LCR Development, Inc.
              Consolidated Statement of Operations
                         (Unaudited)

                                                Six months
                                                    ended
                                               June 30, 1997
- -----------------------------------------------------------------
Housing sales                                  $   592,000

Cost of housing sales                              605,000
Provision for losses on real estate owned           91,000
Selling and marketing expenses                      53,000
General and administrative expenses                 34,000
- -----------------------------------------------------------------
Operating income (loss)                           (191,000)
Interest incurred                                  275,000
Less interest expense capitalized                  (91,000)
- -----------------------------------------------------------------
Net (loss)                                        (375,000)
=================================================================
Interest expense not included
  in share of losses                              (268,000)
- -----------------------------------------------------------------
Allocable net loss                             $  (107,000)
=================================================================
Share of loss recorded                         $   (54,000)
=================================================================


(5) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.










                             14
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(323,000) and $(11.08) for the six months ended June 30, 1997 and $(817,000) and $(28.04) for the six months ended June 30, 1996, respectively. The decrease in losses from 1996 to 1997 is primarily the result of a decrease in share of losses in unconsolidated investees due to the charge-off of the 283 acres in Bakersfield owned by BKS during 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had $258,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at June 30, 1997. Sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to unconsolidated investees totaling $120,000 and received payoffs and paydowns on loans totaling $289,000 during the six months ended June 30, 1997.

The Partnership's notes payable commitments for the next year consist of interest and principal payments due of approximately $58,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $668,000 payable and delinquent during the next twelve months, and (ii) selling, general and administrative costs. The Partnership can apply for a 5 year redemption plan on a portion of the property taxes due in 1997 to ease liquidity constraints if necessary. These commitments are expected to be paid from existing cash balances and the sale of real estate owned. The Partnership has entered into contracts to sell all of its proposed marina and condominium project in Redwood City and a portion of its 45 acre project in Sacramento and has been negotiating with several other buyers on other projects. All of these potential transactions are subject to numerous contingencies and uncertainties and there is no assurance that any of them will ultimately close escrow. The Partnership expects to be able to sell this real estate owned to meet liquidity needs.

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

RESULTS OF OPERATIONS

At this stage of the Partnership, most of the nonaffiliated loans have been repaid to the Partnership and interest income on loans to nonaffiliates has been reduced to minimal levels. As a result of these payoffs, interest income on loans to nonaffiliates is no longer a major contributor to the Partnership's revenue.
Interest income on loans to nonaffiliates, including fees was $10,000 and $6,000 for the six and three months ended June 30, 1997 and $8,000 and $4,000 for the six and three months ended June 30, 1996, respectively.

Interest income on loans to unconsolidated investees, including fees totaled $51,000 and $27,000 for the six and three months ended June 30, 1996. These was no comparable income for the same periods in 1997 due to the loans to unconsolidated investees being placed on nonaccrual. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at June 30, 1997 and 1996 totaled $828,000 and $215,000, respectively.
Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first six months of 1997 and 1996 on the affiliated nonaccrued loans, interest income would have been approximately $76,000 and $189,000 higher than was actually reported for those periods.

The real estate owned balance at June 30, 1997 and 1996 was $11,316,000 and $8,771,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by CMIF reflect the majority of the cost basis of single family lots contributed to Silverwood Homes. LCR's only source of repayment of this note is proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of this note to be less than the original principal balance of the loan. As a result, the loan has been placed on nonaccrual. The participating principal balance and nonaccrued interest balances at June 30, 1997 are $1,059,000 and $282,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee.

During 1994 and 1995, LCR evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from CMIF and the Partnership and entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes a the project. The joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At June 30, 1997, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with a combined disbursed balance of $1,134,000. The Partnership's disbursed balance of the $3,265,700 development loan at June 30, 1997 is $889,000. The Partnership had applied $306,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at June 30, 1997 is $245,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at June 30, 1997 is zero.

Sales volumes of new homes in the Lancaster area have continued to decline since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects to realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only seven homes as of the date of this report, far less than originally anticipated. As a result of these factors, LCR has recorded a $3,968,000 allowance for losses on real estate investments.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,894 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 66 percent leased and generated net operating income before debt service of $22,000 during the first six months of 1997. The property is being marketed for sale. The net carrying value at June 30, 1997 was $825,000 before allowance for possible losses. The Partnership has recorded a $250,000 allowance for losses related to this property as of June 30, 1997. The property is encumbered by a fully amortizing note secured by a first trust deed of $121,000 which will be paid off on December 31, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The property is listed for sale and there has been an increase in activity. The Partnership has entered into two separate sales escrows involving the sale of approximately 6.7 acres and 9.45 acres of the property. The sales price of the 6.7 acres is $430,000, all cash. The buyer has made a $30,000 deposit against the purchase price which has been released to the Partnership and has become nonrefundable in the event the escrow does not close. This escrow was originally entered into in 1995 and was subject to the buyer's receipt of approvals for senior housing tax credits. These credits have just recently been received. The sale is expected to close escrow prior to the end of 1997, however there is no assurance that it will actually close by that date, if at all. The second escrow involving the
9.45 acres is contingent upon, among other things, the buyer receiving approval for low income housing tax credits. These credits have not yet been approved and may never be approved.
The proposed contract sales price for this parcel is $875,000, all cash. Both of the escrows discussed above involve portions of the property which do not have freeway visibility. At June 30, 1997, the carrying value before allowance for possible losses was $4,128,000. The Partnership has recorded a $584,000 allowance for losses related to this property as of June 30, 1997.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property is included in real
estate owned at its carrying value of $5,360,000.   Management
obtained an extension on the 404B1 permit for the marina through March 1999. The 404B1 permit enables the owner to build the currently proposed 104-slip boat marina. The Partnership has completed approximately 70 percent of the dredging of the marina site. The property is currently in escrow for a purchase price of $4,000,000. Close of escrow is scheduled for December 31, 1997 with extensions to March 31, 1998. However, the sale is still subject to several significant contingencies, including but not limited to an issue which has recently been discovered regarding the Partnership's right to access the property over a private road. The resolution of this access issue is critical to the consumation of this transaction and could materially reduce the net proceeds from the sale or cause the sale to not be completed. The Partnership has recorded a $1,651,000 allowance for losses related to this property as of June 30, 1997.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value at June 30, 1997 of $1,003,000 and has no additional debt. This area has seen an increase in residential development since 1996 which has increased interest in this property. Management is marketing the property for sale and is currently negotiating with a buyer to purchase the property. The Partnership has recorded a $60,000 allowance for losses related to this property as of June 30, 1997.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $4,000 and $2,000 for the six and three months ended June 30, 1997 and $14,000 and $6,000 for the six and three months ended June 30, 1996, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased cash balances for the six months ended June 30, 1997.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $65,000 and $33,000 for the six and three months ended June 30, 1997 and $62,000 and $31,000 for the six and three months ended June 30, 1996, respectively. The 1997 and 1996 revenues are from the office building in San Bernardino.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six and three months ended June 30, 1997 or 1996. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible loan losses at June 30, 1997 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $54,000 and $25,000 for the six and three months ended June 30, 1997 and $587,000 and $442,000 for the six and three months ended June 30, 1996, respectively. The share of losses consists primarily of provisions for losses on real estate investments and interest expense related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS. The decrease for 1997 is due to the write-off of the 283 acres in Bakersfield owned by BKS during 1996.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $37,000 and $19,000 for the six and three months ended June 30, 1997 and $35,000 and $18,000 for the six and three months ended June 30, 1996, respectively. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $6,000 and $3,000 for the six and three months ended June 30, 1997 and $6,000 and $3,000 for the six and three months ended June 30, 1996, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $183,000 and $78,000 for the six and three months ended June 30, 1997 and $183,000 and $90,000 for the six and three months ended June 30, 1996, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville. The decrease for the six months ended June 30, 1997 is due to a yearly payment for homeowner's dues related to time share units in Oxnard, California paid during the first quarter of 1997.

Depreciation and amortization expense was $3,000 and $1,000 for the six and three months ended June 30, 1997 and $4,000 and $1,000 for the six and three months ended June 30, 1996, respectively.

Interest expense was $6,000 and $3,000 for the six and three months ended June 30, 1997 and $8,000 and $4,000 for the six and three months ended June 30, 1996, respectively. The interest expense relates to the office building in San Bernardino. The decrease for 1997 is due to the amortization of the note secured by the office building in San Bernardino.
General and administrative expenses, affiliates totaled $96,000 and $52,000 for the six and three months ended June 30, 1997 and $88,000 and $46,000 for the six and three months ended June 30, 1996, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled $28,000 and $15,000 for the six and three months ended June 30, 1997 and $41,000 and $14,000 for the six and three months ended June 30, 1996, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease for the six months ended June 30, 1997 is primarily due to a decrease in moving expenses, office expenses and investor printing paid during the first quarter of 1996.




































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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                   August 14, 1997


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                   August 14, 1997


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                           August 14, 1997