Form 10-K
period 1997-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1998-03-31
CIK 773337

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

                   YES  X                    NO

           This report includes a total of 62 pages.










































                             PART I

ITEM 1. BUSINESS.

(a)  General Development of the Business

Centennial Mortgage Income Fund II (the "Partnership"), a
California Limited Partnership, was organized on July 12, 1985.
The Partnership's registration statement became effective January
17, 1986.  The general partners are John B. Joseph, Ronald R.
White and Centennial Corporation ("CC").

Beginning in the fourth quarter of 1987, the Partnership ceased accepting capital contributions and entered its operating stage of business. During the fourth quarter of 1992, 60 months after the closing of its offering stage, the Partnership ceased making new loans and entered the repayment stage. For additional information, See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Due to the long term recession and falling real estate market values in California during the early 1990's, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The Partnership has managed its operating properties and completed certain development processes on its raw land over the last several years in an effort to make this real estate more marketable.

Real estate owned by the Partnership reached a peak at December 31, 1993 when its total carrying value, before allowance for possible losses, reached $24,170,000. The real estate owned balance before allowance for possible losses then decreased to $11,284,000 at December 31, 1994 and increased to $11,314,000 at year end 1995. Real estate owned increased again to $11,316,000 as of December 31, 1996 and decreased to $10,827,000 as of December 31, 1997. As of December 31, 1997, the Partnership had established a $2,702,000 allowance for possible losses on its real estate owned.

As of December 31, 1997, the Partnership has entered into purchase and sale agreements to sell two properties and a portion of a third property with an aggregate book value before allowance for losses of approximately $7.3 million and a net book value after allowances of approximately $5.3 million. Management currently estimates that the net sale proceeds from these transactions, if they are consummated, will be equal to or greater than the net book value after allowances for losses. The only debt encumbering these properties is approximately $431,000 in accrued real estate taxes. As discussed in greater detail below, these sales are subject to numerous uncertainties and it is very likely that one or more of the transactions will not be consummated.

Additionally, subsequent to December 31, 1997, the Partnership's unconsolidated subsidiary, LCR Development, Inc. ("LCR") has entered into purchase and sale agreements to sell its remaining undeveloped lots and several of its remaining homes. Three of these homes had closed escrow as of March 25, 1998.

The Partnership has identified and evaluated the impact on its operating and application software and products of the problems and uncertainties related to the year 2000. The Partnership has implemented a plan to address the issues and expects to resolve year 2000 compliance issues primarily through replacement and normal upgrades of its software and products, the cost of which replacements and upgrades are not considered material. Compliance is expected to be achieved during 1998 and/or early 1999. However, there can be no assurance that such replacements and upgrades can be completed on schedule.

Cautionary Statements Regarding Forward-Looking Information

The Partnership wishes to caution readers that the forward-looking statements contained in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Partnership. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Partnership is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Partnership's actual results to differ materially from those expressed in any such forward-looking statements.

The factors that could cause the Partnership's results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

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

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 1997, there were approximately 3,670 holders of limited partnership units.

(c)  Partnership Distributions

No distributions were declared or paid by the Partnership during the three year period ended December 31, 1997.

Management intends to distribute cash flow available for distribution (as defined in the Partnership Agreement), if any, on a periodic basis as substantial cash balances are accumulated from property sales and/or loan payoffs. Distributions may vary in amount and may be suspended at such time as the Partnership requires working capital, or at any time that the general partners, in their sole discretion, determine it to be in the best interest of the Partnership. If a substantial portion of the pending escrows discussed above are consummated, it is possible that the Partnership could make a distribution during 1998. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 6.  SELECTED FINANCIAL DATA



 Years ended
                      (dollars in thousands, except per unit data)
--------------------------------------------------------------------------------
----------
--------------------------------------------------------------------------------
----------
                               12/31/97     12/31/96     12/31/95     12/31/94
12/31/93
--------------------------------------------------------------------------------
----------
Consolidated Statement
  of Operations Data:

Total revenue................$    170     $    251     $    279     $    433
$    715
Net loss.....................    (929)      (1,515)      (2,377)      (2,243)
(4,543)
Net loss per limited
  partnership unit-
    basic and diluted........  (31.88)      (51.99)      (81.57)      (76.97)
(115.90)

Consolidated Balance
  Sheet Data:

Total loans..
  before allowance for losses   1,029        1,068        1,856         3,118
883
Total real estate owned
  before allowance for losses  10,827       11,316       11,314        11,284
24,170
Total assets.................   9,354       10,132       11,605        13,997
22,443
Partners' equity.............   8,764        9,693       11,208        13,585
15,828


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(929,000) and $(31.88) for the year ended December 31, 1997, down from $(1,515,000) and $(51.99) for the year ended December 31, 1996 and $(2,377,000) and $(81.57) in 1995. The decrease in loss for 1997 is primarily due to a decrease in share of losses in unconsolidated investees. The decreased loss in 1996 is also primarily the result of a decrease in losses in unconsolidated investees. The loss in 1995 is primarily due to losses in unconsolidated investees and a decrease in income from operations of real estate owned

Liquidity and Capital Resources

At December 31, 1997, the Partnership had $195,000 in unrestricted cash and interest-bearing deposits. Additional sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds.

During 1997, the Partnerships principal sources of cash were: i) $293,000 in principal payments received on loans; ii) $222,000 of cash proceeds from the sale of real estate; iii) $32,000 in net operating income from operating property; iv) $28,000 in interest income; and v) a $12,000 reduction in restricted cash. The Partnership's principal uses of cash during 1997 were: i) $246,000 in administrative costs; ii) $179,000 in advances on loans to affiliates; iii) $177,000 in real estate taxes and other expenses related to non-operating properties; iv) $46,000 in principal reductions on notes payable; and v) $12,000 in interest payments.

As of December 31, 1997, the Partnership has entered into purchase and sale agreements to sell two properties and a portion of a third property with an aggregate book value before allowance for losses of approximately $7.3 million and a net book value after allowances of approximately $5.3 million. Management currently estimates that the net sale proceeds from these transactions, if they are consummated, will be equal to or greater than the net book value after allowances for losses. The only debt encumbering these properties is approximately $431,000 in accrued real estate taxes. As discussed in greater detail below, these sales are subject to numerous uncertainties and it is very likely that one or more of the transactions will not be consummated.

Additionally, as of December 31, 1997, the Partnership's unconsolidated subsidiary, LCR had entered into purchase and sale agreements to sell its remaining undeveloped lots and several of its remaining homes. Three of these homes had closed escrow as of March 11, 1998.

As of December 31, 1997, the Partnership had no unfunded loan commitments to nonaffiliates. The Partnership's notes payable commitments for 1998 consist of interest and non-balloon principal payments due of approximately $58,000. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) property taxes and bonds on real estate owned of approximately $814,000 payable and delinquent in 1998, and ii) selling, general and administrative costs. A substantial portion of the $484,000 in property taxes payable at December 31, 1997 were delinquent. The Partnership can apply for a 5 year redemption plan on a portion of the property taxes due in 1998 to ease liquidity constraints if necessary.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of proceeds received from the payoff of existing loans and/or the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a greater return to the limited partners than any other strategies available to the Partnership. During 1995, the Partnership, through its 50 percent owned corporation LCR, entered into a joint venture agreement with Home Devco, Inc., ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood"). For further information see note 5 of Notes to Consolidated Financial Statements.

Effective with the third quarter of 1991, the Partnership suspended making any cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership for 1998. However, the Partnership needs to improve liquidity through the sale of real estate owned in order to allocate funds to improve and to fulfill the operating requirements of the remaining real estate owned by the Partnership on a long-term basis.

Results of Operations

Management has noted that the long-term downturn in the real estate industry in California has not only stabilized, it has improved considerably in many sectors of the market. The improving real estate markets were a significant factor in the decreased losses of the Partnership during 1997.

Interest income on loans to nonaffiliates, including fees, was $22,000, $21,000 and $42,000 in 1997, 1996 and 1995,
respectively. Interest income on loans to nonaffiliates decreased in 1997 and 1996 as compared to 1995 primarily due to payoffs of existing loans. Interest income on loans to affiliates, including fees was $81,000 for 1996 and $52,000 for 1995. This income related to the Silverwood joint venture.
There was no interest income on loans to affiliates for 1997 because these loans receivable from unconsolidated investees were placed on nonaccrual status in late 1996.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. There were no loans on nonaccrual, other than loans to affiliates, as of December 31, 1997, 1996 and 1995.

Real estate loans receivable, earning represents four loans with
a cumulative balance of $215,000 as of December 31, 1997.   One
of these loans in the amount of $200,000 was received in connection with the sale of real estate owned during 1997. This loan has been repaid subsequent to December 31, 1997. The Partnership had recorded a $15,000 allowance for losses in connection with the remaining loans as of December 31,1997.

Real estate loans receivable from unconsolidated investees, nonearning represent loans to LCR, an unconsolidated corporation
50 percent owned by the Partnership, and loans to Silverwood homes, a subsidiary of LCR.

The real estate owned balance before allowance for possible losses at December 31, 1997, 1996 and 1995 was $10,827,000,
$11,316,000 and $11,314,000, respectively. The balance at December 31, 1997 is comprised of four properties and is offset by a $2,702,000 allowance for possible losses. As discussed above, the Partnership had entered into purchase and sale agreements on two of these properties and a portion of a third property as of December 31, 1997. The aggregate book value before allowance for possible allowances of these properties subject to purchase and sale agreements was approximately $7.3 million as of December 31, 1997 and the Partnership has recorded approximately $2.0 million in allowances for possible losses against this book value. Management is attempting to sell the remaining properties.

The following sections entitled "Nonaccrual Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of these assets.

Nonaccrual Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1997 are summarized below:

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by Centennial Mortgage Income Fund ("CMIF") reflect the majority of the cost basis of 179 residential lots which LCR contributed to Silverwood. LCR's only source of repayment of this note is the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots, management does not expect that this loan will be repaid. As a result, the loan has been placed on nonaccrual.
The participating principal balance and nonaccrued interest balances at December 31, 1997 are $1,059,000 and $324,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee.

During 1994 and 1995, LCR had evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from the Partnership and CMIF. LCR entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At December 31, 1997, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with combined disbursed balances of $1,191,000. The Partnership's disbursed balance of the $3,266,000 development loan at December 31, 1997 was $942,000. The Partnership's disbursed balance of the $490,000 model loan at December 31, 1997 was $245,000. At December 31, 1997, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan was $4,000. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $377,000, the remainder of its share of losses in unconsolidated investees.

Sales volumes of new homes in the Lancaster area have continued to remain sluggish since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects it might realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during 1996 and seven homes in 1997, far less than originally anticipated. As a result of these factors, LCR recorded a $207,000, $2,516,000 and $1,077,000 provision for losses on real estate investments during 1997, 1996 and 1995, respectively. Subsequent to December 31, 1997, Silverwood has closed escrow on three more homes in Phase II and has placed two more homes in escrow. Additionally, Silverwood has entered into a purchase and sale agreement to sell the 157 remaining undeveloped lots and intends to shut down its homebuilding activities.

Real Estate Owned

A description of the Partnership's principal real estate owned during the year ended December 31, 1997 follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 74 percent leased. The property generated net operating income of $32,000 during 1997. The property is being marketed for sale, however, due to below desirable occupancy levels, it is difficult to attract buyers. The carrying value before allowance for possible losses at December 31, 1997 was $827,000. The Partnership has recorded a $250,000 allowance for losses related to this property as of December 31, 1997. The property is encumbered by a fully amortizing note secured by a first trust deed of $97,000 which matures December 1, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. Net proceeds from the sale were $215,000 in cash plus a short-term note receivable of $200,000. The Partnership recorded no gain or loss in connection with the sale. During the first quarter of 1998, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. The purchase price is $875,000 and the transaction is subject to the buyer obtaining certain senior housing tax credits through a governmental lottery. As a result, there is no assurance that this transaction will ever be consummated. At December 31, 1997, the carrying value before allowance for possible losses was $3,637,000. The Partnership has recorded a $646,000 allowance for losses related to this property as of December 31, 1997.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property is included in real estate owned at its carrying value before allowance for possible losses of $5,360,000. Management has obtained an extension on the 404B1 permit for the marina through March 1999. The 404B1 permit enables the owner to build the currently proposed 104-slip boat marina. The Partnership has completed approximately 70 percent of the dredging of the marina site. The property has been in escrow since 1996 for a purchase price of $4,000,000. Numerous issues have arisen during the course of this escrow which have prevented it from closing. The most significant of these issues involves access to the property over a privately owned road. The Partnership and the buyer have been working with officials of Redwood City to complete eminent domain proceedings on this private road. Although considerable progress has been made towards a resolution to the access issue, the transaction is unlikely to close if this issue is not fully resolved in the relatively near future. It is possible that this transaction could close in the second quarter of 1998, however, there is no assurance that this escrow will ever actually close. In order to resolve the access issue, the Partnership is likely to incur substantial costs. The Partnership has recorded a $1,806,000 allowance for losses related to this property as of December 31, 1997. This allowance is based upon the assumption that the current transaction will close escrow and reflects management's estimate of future costs to resolve the access issue and other costs of selling the property. If the access issue is not satisfactorily resolved, the value of this property would be severely impacted and the current allowance for possible losses would be inadequate.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original commitment of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value before allowance for possible losses at December 31, 1997 of $1,003,000, and has no additional debt. The property is currently in escrow for a purchase price of $1,200,000 and close of escrow is scheduled for the second quarter of 1998. The buyer has only made a $20,000 nonrefundable deposit against the purchase price. Accordingly, there can be no assurance that this transaction will ever be consummated. The Partnership has no recorded allowance for losses related to this property as of December 31, 1997.

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits was $6,000 in 1997, $21,000 in 1996 and $49,000 in 1995. The decreases in interest on interest-bearing deposits in 1997 and 1996 are primarily the result of lower cash balances due to a lack of the sale of real estate owned. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned consists of operating revenues of $131,000 in 1997, $127,000 in 1996 and $134,000 in
1995. The 1997, 1996 and 1995 revenues are from the office building in San Bernardino.

Provision for Possible Losses

The provision for possible losses was $233,000 in 1997 and $199,000 in 1995. There was no provision for possible losses recorded in 1996. The 1997 provision relates to the 45 acres in Sacramento and the proprosed marina and condominiums in Redwood City. The 1995 provision relates to loans receivable from an affiliate secured by timeshare interests and the office building in San Bernardino.

Management believes that the allowance for possible losses at December 31, 1997 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $125,000 for 1997, $1,059,000 for 1996 and $1,803,000 for 1995. The 1997 share of losses consists primarily of operating losses from the sale of homes recorded by LCR. The 1996 share of losses consist primarily of provisions for losses on real estate investments recorded by LCR and BKS Development, Inc. ("BKS") related to the 179 lots in Lancaster and a 283 acre project in Bakersfield owned by BKS.
The 1996 losses also include additional costs related to the sale of homes in Lancaster. The 1995 share of losses also consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster and the 283 acres in Bakersfield. The Partnership wrote off its remaining investment in BKS during 1996 and its remaining net carrying value of its investment in LCR has been reduced to $814,000 as of December 31, 1997.

Operating expenses from operations of real estate owned were $87,000 in 1997, $76,000 in 1996 and $107,000 in 1995. The
increase for 1997 is due primarily to an increase in property tax expense. The decrease for 1996 is due to parking lot expenses incurred in 1995 with no similar expense in 1996.

Operating expenses from operations of real estate owned paid to affiliates were $12,000 each for 1997, 1996 and 1995. The expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $378,000 in 1997, $344,000 in 1996 and $289,000 in 1995. The
expenses relate to the proposed marina and condominiums in Redwood City, the 128 single-family lots in Redlands, the 45 acres in Sacramento and the 10.66 acres in Roseville. These expenses include property taxes of $234,000, $257,000 and $244,000 for 1997, 1996 and 1995, respectively. The increase in costs from 1996 to 1997 is primarily due to an increase in legal expenses and other consulting fees associated with the escrow on the proposed Marina and condominiums in Redwood City, the 45 acres in Sacramento and the 10.66 acres in Roseville. These increases were partially offset by a reduction in property taxes due to tax refunds received from appeals filed in 1995. The increase from 1995 to 1996 is also due to costs incurred to facilitate the escrows on the proposed marina and condominiums in Redwood City and the 45 acres in Sacramento as well as the negotiations on the 10.66 acres in Roseville.

Depreciation and amortization expense was $6,000 in 1997, $8,000 in 1996 and $11,000 in 1995 for the office building in San
Bernardino and office equipment. The decreases are due to assets becoming fully amortized.

Interest expense was $12,000 for 1997, $16,000 for 1996 and $20,000 for 1995. This interest expense relates to the underlying debt on the office building in San Bernardino. The decreases are the result of the reduction of the outstanding balance of the debt.

General and administrative expenses, affiliates were $184,000, $173,000 and $123,000 in 1997, 1996 and 1995, respectively.
These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The increase in 1997 is primarily due to the costs associated with the pending and closed sales transactions. The increase for 1996 is primarily due to a $33,000 change in billing methodology from mortgage investment servicing fees to salary allocations.

General and administrative expenses, nonaffiliates was $62,000, $78,000 and $59,000 in 1997, 1996 and 1995, respectively. The decrease in 1997 is due primarily to a decrease in investor reporting and moving expenses. The increase for 1996 is primarily due to increased investor reporting expenses and moving expenses.

Mortgage investment servicing fees paid to affiliates were $33,000 in 1995. There were no mortgage investment servicing fees paid to affiliates during 1997 or 1996. These fees consist of amounts paid to CC for servicing the Partnership's loan portfolio. Beginning in 1996, the Partnership no longer incurs mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules attached hereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
REPORTING AND FINANCIAL DISCLOSURE

None





























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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
John B. Joseph
Age 59
General Partner

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


Ronald R. White
Age 51
General Partner

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

Mr. Joseph has 29 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 27 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

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


                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1997
-----------------------------------------------------------------
Operating Stage:

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

General partners'   The general partners or       $  196,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1997.

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

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 31, 1998


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 31, 1998


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 31, 1998


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 31, 1998


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 31, 1998












       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                      A Limited Partnership




                          ANNUAL REPORT
























                            Form 10-K

               Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
               December 31, 1997, 1996 and 1995
          (With Independent Auditors' Report Thereon)





       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                 Items 8, 14(a)(1) and 14(a)(2)
    Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                            Page

Independent Auditors' Report.............................    F-2

Consolidated Balance Sheets --
  December 31, 1997 and 1996.............................    F-3

Consolidated Statements of Operations --
  Years ended December 31, 1997, 1996 and 1995...........    F-5

Consolidated Statements of Partners' Equity --
  Years ended December 31, 1997, 1996 and 1995...........    F-7

Consolidated Statements of Cash Flows --
  Years ended December 31, 1997, 1996 and 1995...........    F-8

Notes to Consolidated Financial
  Statements.............................................    F-11

Schedules

Schedule III - Consolidated Real Estate Owned
  and Accumulated Depreciation and Amortization..........    F-31

Schedule IV - Mortgage Loans on Real Estate..............    F-35

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG Peat Marwick LLP

Orange County, California
March 20, 1998




                                 F-2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets

                   December 31, 1997 and 1996

   Assets                             1997             1996
-----------------------------------------------------------------
Cash and cash
  equivalents (note 5)          $    195,000       $    261,000
Restricted cash                          ---             12,000


Real estate loans
  receivable, earning                215,000             19,000
Real estate loans
  receivable from
  unconsolidated investees,
  nonearning (note 5)                814,000          1,049,000
-----------------------------------------------------------------
                                   1,029,000          1,068,000

  Less allowance for
    possible loan losses (note 3)     15,000              8,000
-----------------------------------------------------------------
  Net real estate
    loans receivable               1,014,000          1,060,000
-----------------------------------------------------------------
Real estate owned, held
  for sale (notes 6 and 7)       10,827,000         11,316,000

  Less allowance for
   possible losses on real
   estate owned (note 4)           2,702,000          2,545,000
-----------------------------------------------------------------
  Net real estate owned            8,125,000          8,771,000
-----------------------------------------------------------------
Due from affiliates                   16,000             16,000
Other assets, net                      4,000             12,000
-----------------------------------------------------------------
                                $  9,354,000       $ 10,132,000
=================================================================



                               F-3
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Continued)


                   December 31, 1997 and 1996

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable (note 7)           $     97,000       $    143,000
Accounts payable
  and accrued liabilities              9,000             12,000
Property taxes payable
  on real estate owned               484,000            283,000
Payable to affiliates (note 5)           ---              1,000
-----------------------------------------------------------------
  Total liabilities                  590,000            439,000
-----------------------------------------------------------------

Partners' equity (deficit) --
  29,141 limited partnership units
  outstanding in 1997 and 1996
     General partners               (195,000)          (195,000)
     Limited partners              8,959,000          9,888,000
-----------------------------------------------------------------
     Total partners' equity        8,764,000          9,693,000

Contingencies (note 8)
-----------------------------------------------------------------
                                $  9,354,000       $ 10,132,000
=================================================================












  See accompanying notes to consolidated financial statements
                               F-4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations

         Years ended December 31, 1997, 1996 and 1995

                          1997            1996         1995
-----------------------------------------------------------------
Revenue:
Interest on loans
  to affiliates,
  including fees
  (note 5)            $       ---    $    81,000    $    52,000
Interest on loans
  to nonaffiliates,
  including fees           22,000         21,000         42,000
Interest on
  interest-bearing
  deposits (note 5)         6,000         21,000         49,000
Income from operations
  of real estate owned    131,000        127,000        134,000
Other                      11,000          1,000          2,000
-----------------------------------------------------------------
    Total revenue         170,000        251,000        279,000
-----------------------------------------------------------------
Expenses:
Provision for
  possible losses
  (notes 3 and 4)         233,000            ---        199,000
Share of losses
  in unconsolidated
  investees (note 5)      125,000      1,059,000      1,803,000
Operating expenses
  from operations
  of real estate owned     87,000         76,000        107,000
Operating expenses
  from operations
  of real estate owned
  paid to affiliates
  (note 5)                 12,000         12,000         12,000






                               F-5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

               Consolidated Statements of Operations
                           (Continued)

             Years ended December 31, 1997, 1996 and 1995

                           1997           1996           1995
-----------------------------------------------------------------
Expenses associated
  with non-operating
  real estate owned       378,000        344,000        289,000
Depreciation and
  amortization expense      6,000          8,000         11,000
Interest expense           12,000         16,000         20,000
General and
  administrative,
  affiliates (note 5)     184,000        173,000        123,000
General and
  administrative,
  nonaffiliates            62,000         78,000         59,000
Mortgage investment
  servicing fees paid
  to affiliates (note 5)      ---            ---         33,000
-----------------------------------------------------------------
  Total expenses        1,099,000      1,766,000      2,656,000
-----------------------------------------------------------------
Net loss              $  (929,000)   $(1,515,000)   $(2,377,000)
=================================================================
Net loss
  per limited
  partnership unit -
    basic and diluted $    (31.88)   $    (51.99)   $    (81.57)
=================================================================










  See accompanying notes to consolidated financial statements
                               F-6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

           Consolidated Statements of Partners' Equity

          Years ended December 31, 1997, 1996 and 1995

                                                       Total
                         General        Limited        Partners'
                         Partners       Partners       Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1994   $  (195,000)   $ 13,780,000   $ 13,585,000

Net loss                      ---      (2,377,000)    (2,377,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995      (195,000)     11,403,000     11,208,000

Net loss                      ---      (1,515,000)    (1,515,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996      (195,000)      9,888,000      9,693,000

Net loss                      ---        (929,000)      (929,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997   $  (195,000)   $  8,959,000   $  8,764,000
=================================================================
















  See accompanying notes to consolidated financial statements
                               F-7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
         Years ended December 31, 1997, 1996 and 1995

                          1997           1996          1995
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss            $ (929,000)   $ (1,515,000)   $ (2,377,000)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Provision for
   possible losses       233,000             ---         199,000
  Amortization of
   unearned loan fees        ---          (1,000)            ---
  Depreciation and
   amortization expense    6,000           8,000          11,000
  Interest accrued
   to principal on
   loans to affiliates       ---         (82,000)        (45,000)
  Equity in losses
   of unconsolidated
   investees             125,000       1,059,000       1,803,000
Changes in assets
 and liabilities:
  Decrease in accrued
   interest receivable       ---             ---          10,000
  (Increase) decrease
   in other assets         2,000           1,000          (8,000)
  Increase (decrease)
   in accounts payable
   and accrued
   liabilities            (3,000)          6,000         (20,000)
  Increase in interest
   and property taxes
   payable on real
   estate owned          201,000          80,000          48,000
  Decrease in payable
   to affiliates          (1,000)         (2,000)         (4,000)
-----------------------------------------------------------------
  Net cash used in
   operating activities (366,000)       (446,000)       (383,000)
-----------------------------------------------------------------
                               F-8
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1997, 1996 and 1995
                          1997           1996          1995
-----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected
   on loans               293,000        148,000         280,000
  Advances on loans
   made to affiliates    (179,000)      (336,000)       (776,000)
  Capital expenditures
   for real
   estate owned            (2,000)        (2,000)        (34,000)
  Proceeds from sale
   of real estate owned   222,000            ---             ---
  Decrease (increase) in
   restricted cash and
   short term investments  12,000        101,000        (102,000)
  Increase in due
   from affiliate             ---        (16,000)            ---
-----------------------------------------------------------------
    Net cash provided by
     (used in) investing
     activities           346,000       (105,000)       (632,000)
-----------------------------------------------------------------
Cash flows used in
 financing activities:
  Principal payments
   on notes payable       (46,000)       (42,000)        (39,000)
-----------------------------------------------------------------
   Net cash used in
    financing activities  (46,000)       (42,000)        (39,000)
-----------------------------------------------------------------
Net decrease
  in cash and cash
  equivalents             (66,000)      (593,000)     (1,054,000)
Cash and cash equivalents
  at beginning of year    261,000        854,000       1,908,000
-----------------------------------------------------------------
Cash and cash equivalents
  at end of year      $   195,000     $  261,000      $  854,000
=================================================================

                              F-9
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1997, 1996 and 1995


                          1997           1996          1995
-----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Cash paid during
    the year for:
      Interest        $   12,000    $     16,000    $     20,000
-----------------------------------------------------------------
Supplemental
  schedule of
  noncash investing
  and financing
  activities:
Decrease in real
  estate owned and
  increase in real
  estate loans
  through sale and
  carryback financing
  of real estate     $   200,000    $        ---    $         ---
Decrease in allowance
  for possible losses
  on real estate owned
  as a result of sale     69,000             ---              ---











See accompanying notes to consolidated financial statements
                              F-10
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                  December 31, 1997, 1996, 1995

(1)  Summary of Significant Accounting Policies

Business

Centennial Mortgage Income Fund II (the "Partnership") was formed in 1985 and initially invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California. In the normal course of business, the Partnership participated with other lenders in extending credit to single borrowers. The Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of December 31, 1997, most of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land
in California declined severely.   As the loans secured by
undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell the remaining real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1995 was $11,314,000, increasing to $11,316,000 at year end 1996 and decreasing to $10,827,000 at year end 1997.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

Basis of Presentation

The Partnership has formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were PIR Development, Inc., RSA Development, Inc.,

                              F-11
CTA Development, Inc., LCR Development, Inc., ("LCR"), and BKS Development, Inc., ("BKS"). All of these corporations are California corporations. Several of the Partnership's assets have been transferred to these new corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. With the exception of LCR and BKS, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

As the Partnership's ownership interest in LCR and BKS is more than 20 percent but does not exceed 50 percent, the Partnership accounts for its ownership interest using the equity method. Under the equity method of accounting, loans made to these subsidiaries are a component of the Partnership's investment in them, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable (see note 5).

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

Partners' Capital Accounts

Cash available for distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, cash available for distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of mortgage reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners.
                               F-12
The Partnership had no cash available for distribution during the three years ended December 31, 1997.

Based upon these and various other terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the losses to the limited partners.

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






                               F-13
Real Estate Owned

During 1995, the Partnership accounted for foreclosed assets using the American Institute of Certified Public
Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets". SOP 92-3 indicated that foreclosed assets were presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale were carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure was the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance was recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned was presumed held for sale.

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 1997 and 1996, and is actively marketing all properties using third party brokers or in house sales staff. Management's intent is to attempt to sell all properties within one year, however, it is improbable that all of the Partnership's assets will actually be sold in that period.













                               F-14
Loan Fees

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

































                               F-15

Current Temporary Differences    Partnership     Corporations        Total
                                 (Unaudited)     (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------
----------
GAAP earnings (loss) for
  the year ended
  December 31, 1997                $    226,000     $ (1,155,000)    $
(929,000)
Provision for losses                   (577,000)         741,000
164,000
Accrued expenses not deducted
  under the cash basis
  method  of accounting                     ---          204,000
204,000
Share of losses in
  unconsolidated investees              125,000              ---
125,000
Carrying costs expensed for books
  and capitalized for tax purposes          ---           38,000
38,000
Depreciation                                ---          (15,000)
(15,000)
--------------------------------------------------------------------------------
----------
Taxable loss for the year
  ended December 31, 1997          $   (226,000)    $   (187,000)    $
(413,000)
================================================================================
==========
Taxable loss allocable to
  General Partner                           ---
================================================================================
==========
Taxable loss
  per limited
  partner unit                     $      (7.76)
================================================================================
==========


                                           F-16

                                     December 31, 1997
-----------------------------------------------------------------

Cumulative Temporary Differences     Partnership    Corporations
                                     (Unaudited)     (Unaudited)
-----------------------------------------------------------------
Net operating loss
  carry forwards                     $       ---    $    303,000
Provision for losses                     259,000       2,458,000
Accrued expenses not deducted
  under the cash basis                       ---       4,848,000
Interest income accrued for
  tax, not per books                      92,000             ---
Charge-off of loans not deducted         715,000             ---
Carrying costs expensed for
  books and capitalized
  for tax purposes                           ---       1,123,000
Depreciation                                 ---         (57,000)
Share of losses in
  unconsolidated investees             1,439,000             ---
-----------------------------------------------------------------
Total cumulative
  temporary differences              $ 2,505,000    $  8,675,000
=================================================================


The cumulative temporary partnership differences shown above, which total approximately $86.00 per limited partnership unit, should reverse when the Partnership liquidates its investments, assuming that future tax law changes do not preclude the Partnership from deducting these deferred items. There can be no assurance that these losses will be realized as future operations of the Partnership could result in greater or lesser amounts of allocable tax losses to the limited partners. In addition, the deductibility of taxable losses is dependent upon each limited partners' individual tax position. The reversal of these differences should result in future taxable income or loss per limited partnership unit which is less than or greater than the Partnership will report for financial statement purposes. Management believes that the share of losses in unconsolidated investees is a temporary difference since the Partnership holds approximately $2.2 million in notes receivable from these investees, a portion of which could be charged to bad debt

                               F-17
expense should these investees liquidate their single property holdings at current carrying values.

In addition, as of December 31, 1997, the Partnership held approximately $12.3 million in loans receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $297.00 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 1997, 1996 and 1995. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 1997. No deferred tax asset related to the corporations cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,141 weighted average limited partnership units outstanding in 1997, 1996 and 1995.




                               F-18
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation and Amortization

Prior to the adoption of SFAS 121 on January 1, 1996, depreciation and amortization of real estate assets was charged to expense on a straight-line basis over the estimated useful lives of the assets; 3 years for equipment and 31.5 years for buildings, or, in the case of tenant improvements, over the terms of the leases if shorter than the estimated useful lives.

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases. Revenue from the sale of real estate is recorded when title to the property has been transferred, an adequate cash investment has been made by the buyer, and the earnings process has been completed.

Impact of Accounting Pronouncements Issued but not Adopted by the Partnership

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in an income statement and display the accumulated balance of other income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

In June 1997, Statement of Financial Accounting Standards No.131,
"Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements.

The Partnership anticipates that the adoption of SFAS 130 and 131

                               F-19
will not result in disclosures that will be materially different from those presently required.

(2)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires that the Partnership disclose estimated fair values for its financial instruments as well as the methods and significant assumptions used to estimate fair values. The following information does not purport to represent the aggregate net fair value of the Partnership.

The following methods and assumptions were used by the Partnership in estimating the fair value of each class of financial instrument.

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments.

Real Estate Loans Receivable - Earning

The net carrying value of earning loans is estimated to be fair value since over 93 percent of these loans were repaid within one month of December 31, 1997.

Real Estate Loans Receivable from Unconsolidated Investee -
Earning and Nonearning

The net carrying value of loans from unconsolidated investees is not estimable due to the uncertainty of the amounts and timing of future payments to be made.

Note Payable

The carrying value of the fixed rate note payable is estimated to be the fair value using current market rates.

Accounts Payable and Accrued Liabilities, Payable to Affiliates and Interest and Property Taxes Payable

Carrying value is considered to be equal to the fair value of these liabilities as they are due on demand.




                               F-20

(3)  Allowance for Possible Loan Losses



Changes in the allowance for possible loan losses are as follows:

                          1997            1996          1995
-----------------------------------------------------------------
Balance at
  beginning of year    $     8,000    $     8,000    $     8,000
Loans to affiliates
  and nonaffiliates
  charged-off                  ---            ---        (99,000)
Provision for
  possible losses            7,000            ---         99,000
-----------------------------------------------------------------
Balance at
  end of year          $    15,000    $     8,000    $     8,000
================================================================

At December 31, 1997, the carrying value of loans that are considered to be impaired totaled $814,000 (all of which were on nonaccrual status). At December 31 1997, there was no allowance for possible loan losses recorded by the Partnership, related to loans considered to be impaired.
However, as discussed in note 5, the unconsolidated investees have recorded an allowance for losses of $4,063,000 and the Partnership's proportionate share of the losses in unconsolidated investees reflects the majority of this allowance. There were investments of $179,000 and $336,000 in impaired loans for the years ended December 31, 1997 and 1996, respectively. There was no investment in impaired loans for the year ended December 31, 1995. For the year ended December 31, 1996, the Partnership recognized $81,000 in interest income on these impaired loans. There was no interest income recognized on these impaired loans for the years ended December 31, 1997 and 1995. No cash basis income was recognized on these impaired loans for the years ended December 31, 1997, 1996 and 1995.

If the loans on nonaccrual had been current throughout their terms, interest income would have increased by approximately
$199,000, $96,000 and $379,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


                               F-21
(4)  Allowance for Possible Losses on Real Estate Owned



Changes in the allowance for possible losses on real estate owned are as follows:

                          1997            1996          1995
-----------------------------------------------------------------
Balance at
  beginning of year    $ 2,545,000    $ 2,545,000    $ 2,445,000
Real estate
  owned charged-off        (69,000)           ---            ---
Provision for losses       226,000            ---        100,000
-----------------------------------------------------------------
Balance at
  end of year          $ 2,702,000    $ 2,545,000    $ 2,545,000
=================================================================

(5)  Transactions with Affiliates

Under the provisions of the Partnership Agreement, CC is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. The Partnership incurred $33,000 of mortgage investment servicing fees payable to CC in 1995 and paid $30,000 and $3,000 of such fees in 1995 and 1996, respectively. No mortgage investment servicing fees were incurred during 1997 or 1996.

As discussed in note 1, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements; LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership wrote off its investment in and loan receivable from BKS during 1996 when its share of losses equaled its investment and the recovery of any of its investment became unlikely.
                               F-22
Accordingly, the December 31, 1996 consolidated balance sheet and all of the 1997 consolidated financial statements include only amounts related to the LCR and Silverwood loans and investments.

A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1997 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
50 percent interest
  in unsecured note
  receivable from LCR   $ 1,059,000    $ 1,059,000   $       ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                942,000        377,000       565,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                245,000            ---       245,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                  4,000            ---         4,000
-----------------------------------------------------------------
Totals                  $ 2,250,000    $ 1,436,000   $   814,000










                             F-23
A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1996 is as follows:

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


The Partnership has not accrued its share of interest on the $1,059,000 note which was approximately $324,000, $241,000 and $176,000 as of December 31, 1997, 1996 and 1995, respectively.

The Partnership has not accrued its share of interest on the Silverwood loans which was approximately $147,000 and $32,000 as of December 31, 1997 and 1996, respectively.






                             F-24
LCR has entered into a joint venture agreement entitled
Silverwood with Home Devco, ("Home Devco"), an affiliate of the general partners of the Partnership, to construct and sell single-family homes at the project. LCR has contributed the 179 lots to the joint venture as its initial capital contribution. As LCR has a 99.99 percent ownership interest in the joint venture, Silverwood has been consolidated with LCR and the contribution of these lots to the joint venture has no effect on the financial position of LCR.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995:

































                             F-25
                     LCR Development, Inc.
                  Consolidated Balance Sheets

                            December 31,          December 31,
  Assets                        1997                  1996
-----------------------------------------------------------------
Cash                         $   11,000          $      ---
Restricted cash                  20,000              10,000

Real estate owned             6,950,000           6,492,000
Less allowance for
  losses on real
  estate investments          4,063,000           3,898,000
-----------------------------------------------------------------
Net real estate owned         2,887,000           2,594,000

Organization costs                1,000               1,000
-----------------------------------------------------------------
                            $ 2,919,000         $ 2,605,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable
  to affiliates:
    CMIF                    $ 4,679,000         $ 4,092,000
    CMIF II                   2,250,000           2,360,000
-----------------------------------------------------------------
Total notes payable           6,929,000           6,452,000

Accounts payable
  and accrued liabilities        38,000              11,000
Interest payable to
  affiliates                  1,377,000             845,000
Payable to affiliates            75,000              16,000
-----------------------------------------------------------------
Total liabilities             8,419,000           7,324,000

Stockholders' deficit        (5,500,000)         (4,719,000)
-----------------------------------------------------------------
                            $ 2,919,000         $ 2,605,000
=================================================================



                             F-26
                     LCR Development, Inc.
              Consolidated Statements of Operations


           Years ended December 31, 1997, 1996 and 1995

                           1997           1996          1995
-----------------------------------------------------------------
Housing sales          $   834,000    $   233,000    $       ---

Cost of housing sales      851,000        238,000            ---
Provision for
  losses on
  real estate owned        207,000      2,516,000      1,077,000
Selling and
  marketing expenses       131,000        184,000            ---
General and
  administrative            64,000        162,000         (3,000)
-----------------------------------------------------------------
Operating loss            (420,000)    (2,867,000)    (1,074,000)
Interest expense           361,000        151,000            ---
-----------------------------------------------------------------
Net (loss)             $  (781,000)   $(3,018,000)   $(1,074,000)
=================================================================
Interest not included
  in share of losses      (532,000)      (336,000)      (197,000)
-----------------------------------------------------------------
Allocable net loss     $  (249,000)  $ (2,682,000)   $  (877,000)
=================================================================
Share of losses
  recorded             $  (125,000)  $   (716,000)   $  (438,000)
=================================================================

Although the Partnership owns a 50 percent interest in LCR, it holds less than 50 percent of LCR's debt. Since CMIF has made a $1,250,000 unsecured loan to LCR, CMIF was allocated losses to the extent of the unsecured loan and remaining losses were allocated 50 percent to the Partnership and 50 percent to CMIF during 1996. Additionally, the Partnership and CMIF have not recorded interest income in connection with the $1,377,000 of accrued interest payable to affiliates by LCR and Silverwood. Accordingly, the Partnership has not recorded its share of losses from LCR to the extent that it represents this nonaccrued interest income.

                             F-27

        Difference of Allocation of Share of Losses
                                           1997
-----------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1997                 $(2,750,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                689,000
Loans receivable considered as part
  of the Partnership's investment        2,250,000

Disproportionate loss allocation           625,000
-----------------------------------------------------------------
Net loans receivable                   $   814,000
=================================================================

As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF. BKS owned a 283 acre residential tract in Bakersfield, California and foreclosed on this property on August 8, 1994. Bonds and taxes accrued on the property increased from $1,605,000 at December 31, 1995 to $2,085,000 at December 31,
1996. During 1995, BKS reduced its carrying value of the property and the Partnership recorded $1,364,000 as its share of BKS's net loss for the year. During 1996, the bond holders commenced foreclosure proceedings on the property. Management elected to abandon the property in 1996 due to the fact that land values had not increased. Therefore, during 1996, the Partnership recorded its $343,000 share of losses in connection with BKS which resulted in the Partnership's investment in BKS being reduced to a zero balance. Bonds, property taxes and note payable to affiliates are nonrecourse liabilities and, therefore, the Partnership and BKS have no contingent liability in excess of the property. The Partnership has no future obligation nor risk of additional losses related to this investee.

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, accounting, property management and other administrative functions. The general partners charged $196,000 $185,000 and $135,000 for such services in 1997, 1996 and 1995, respectively.

                             F-28
During 1997, 1996 and 1995, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1997, 1996, and 1995 were $66,000, $5,000 and $170,000, respectively. Interest earned on such deposits for 1997, 1996 and 1995 was $2,000, $5,000 and
$3,000, respectively.

(6)  Real Estate Owned

Real estate owned consists of the following:


                                  December 31,       December 31,
                                      1997               1996
-----------------------------------------------------------------
1. Office building
    in San Bernardino, CA       $    827,000        $    825,000
2. Land in Sacramento, CA          3,637,000           4,128,000
3. Proposed marina and
    condominiums in
    Redwood City, CA               5,360,000           5,360,000
4. 10.66 acres in Roseville, CA    1,003,000           1,003,000
-----------------------------------------------------------------
Total real estate owned         $ 10,827,000        $ 11,316,000
=================================================================

The Partnership leases its operating property under several non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1997 are as follows:


Years ending December 31,

-----------------------------------------------------------------
1998                           $  144,000
1999                              123,000
2000                               23,000
-----------------------------------------------------------------
                               $  290,000
=================================================================

                                 F-29

(7)  Note Payable

Note payable consists of the following:

                               December 31,       December 31,
                                  1997               1996
-----------------------------------------------------------------
Note payable secured by
  office building in
  San Bernadino, CA,  with principal and interest
  payable monthly of $4,814;
  interest at 9.5%,
  maturing December 1, 1999     $ 97,000         $   143,000
=================================================================

Future principal payments to be paid as of December 31, 1997 are as follows:


Years ending December 31,
-----------------------------------------------------------------
1998                           $  50,000
1999                              47,000
-----------------------------------------------------------------
                               $  97,000
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

                             F-30
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                 A Limited Partnership

Schedule III

                              Consolidated Real Estate Owned
                                     December 31, 1997

                                       Initial                         Costs
Capitalized
                                       Cost to
Subsequent
                                      Partnership                        to
Acquisition

                                         Real Estate
Property                Encumbrances        Owned        Improvements<F3>
Carrying Costs
--------------------------------------------------------------------------------
----------
Office Building
  in San Bernardino     $    97,000     $    800,000     $     27,000        $
---
45 Acres in Sacramento          ---        3,371,000          150,000
116,000
Proposed Marina and
  Condominiums in
   Redwood City                 ---        4,101,000        1,170,000
89,000
10.66 Acres in Roseville        ---        1,000,000            3,000
---
--------------------------------------------------------------------------------
----------
                        $    97,000     $  9,272,000     $  1,350,000        $
205,000
================================================================================
==========









                                               F-31
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule III

                                   Consolidated Real Estate Owned
                                           (Continued)
                                        December 31, 1997

                           Gross Amount at Which
                            Carried on Books  (F2)

                                                                       Life On
Which
                        Real Estate                      Date
Depreciation
Property                   Owned          Total        Acquired        Is
Computed
--------------------------------------------------------------------------------
----------

Office Building
  in San Bernardino    $   827,000    $   827,000       April 1993        (F1)
45 Acres in Sacramento   3,637,000      3,637,000       March 1992        None
Proposed Marina and
  Condominiums in
  Redwood City           5,360,000      5,360,000       April 1993        None
10.66 Acres in Roseville 1,003,000      1,003,000       December 1992     None
-----------------------------------------------------
                       $10,827,000    $10,827,000
=====================================================







                                             F-32
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule III

                                   Consolidated Real Estate Owned
                                           (Continued)
                                        December 31, 1997




<F1> Prior to the adoption of SFAS 121, tenant improvements were depreciated over life of leases; building depreciated over 31.5 years

<F2> Aggregate cost for Federal income tax purposes is $11,860,000 at December
31, 1997.

<F3> Improvements are presented net of accumulated depreciation as required per
SFAS 121.















                                             F-33
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                              Consolidated Real Estate Owned
                                      (Continued)
                                   December 31, 1997


The following is a summary of consolidated real estate owned for the years ended
December 31, 1997, 1996, and 1995.

                                     1997              1996               1995
--------------------------------------------------------------------------------
----------
Balance at beginning of year     $ 11,316,000      $ 11,314,000       $
11,280,000
Additions during period:
  Improvements                          2,000             2,000
34,000
Deductions during period:
  Real estate sold                   (422,000)              ---                -
--
  Charge-offs                         (69,000)              ---                -
--

--------------------------------------------------------------------------------
----------
Balance at year end              $ 10,827,000      $ 11,316,000       $
11,314,000
================================================================================
==========








                                             F-34
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                    A Limited Partnership

Schedule IV

                                 Mortgage Loans on Real Estate
                                       December 31, 1997
                                Interest               Final
Periodic
Description                       Rate               Maturity Date       Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:
                                                                         P + I
monthly
Timeshare Interests             Various
payment of
  Oxnard, CA                  12.25 - 13.9% fixed       Various
$387.90
First trust deed on 6.73
  acres of vacant land in
Interest
  Sacramento, CA               10.0% fixed           February 19, 1998      due
monthly
50 percent interest in
  unsecured note related to                                              P & I
due at
  179 lots in Lancaster, CA     7.75% fixed            June 30, 1998
maturity
50 percent interest in
  First Trust Deed on                                                     P & I
due at
  165 lots in Lancaster, CA    Prime + 1%             August 1, 1999
maturity
50 percent interest in 1st
  T.D. on four single family                                              P & I
due at
  homes in Lancaster, CA       Prime + 1%              July 1, 1998
maturity
50 percent interest in 1st
  T.D. on one single family                                             P & I
due at
  home in Lancaster, CA        Prime + 1%              July 1, 1998
maturity





                                             F-35
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                   December 31, 1997

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

Timeshare Interests
Oxnard, CA                 None           $    84,000         $    15,000
None

First trust deed on 6.73
  acres of vacant land in
  Sacramento, CA           None               200,000             200,000
None
50 percent interest in
  unsecured note related
  to 179 lots in                            2,115,000
  Lancaster, CA            None        (50% - 1,059,000)        1,059,000
$1,059,000
50 percent interest
  in First Trust Deed
  on 165 lots in                            3,266,000
  Lancaster, CA            None        (50% - 1,636,000)          942,000
942,000





                                             F-36
                  CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                   December 31, 1997

Principal Amount
                                                                           of
Loan Subject
                                                                          to
Delinquent
                                        Face Amount     Carrying Amount
Principal or
Description          Prior Liens       of Mortgages   of Mortgages (F1)
Interest
--------------------------------------------------------------------------------
----------
Note secured by:
50 percent interest in
  1st T.D. on four
  single family homes                       490,000
  in Lancaster, CA      None             (50% - 245,000)       245,000
245,000

50 percent interest
  in 1st T.D. on
  one single
  family home in                            804,000
  Lancaster, CA         None             (50% - 402,000)         4,000
4,000
--------------------------------------------------------------------------------
----------
Losses from unconsolidated investees                        (1,436,000)
(1,436,000)
--------------------------------------------------------------------------------
----------
                                        $ 3,626,000        $ 1,029,000       $
814,000
================================================================================
==========

<F1> Aggregate cost for Federal Income Tax purposes is $3,180,000 at December
31, 1997.

                                             F-37
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule IV
                                   Mortgage Loans on Real Estate
                                            (Continued)
                                        December 31, 1997
The following is a summary of activity for the years ended December 1997, 1996 and 1995.

                                           1997                1996
1995
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $ 1,068,000       $  1,856,000       $
3,118,000
  Additions during period:
   New mortgage
     loans/disbursements                    179,000            336,000
821,000
   Other - Interest
     reserve and amortization                   ---             83,000
---
   Loans transferred
     from real estate owned                 200,000                ---
---

  Deductions during period:
   Collections of principal                (293,000)          (148,000)
(280,000)
   Losses from
     unconsolidated investees              (125,000)        (1,059,000)
(1,803,000)
--------------------------------------------------------------------------------
----------
Balance at year end                     $ 1,029,000        $ 1,068,000       $
1,856,000
================================================================================
==========





                          See accompanying independent auditors' report.
                                             F-38