Form 10-Q
period 1998-03-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1998-05-15
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
                             or

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
                      A Limited Partnership

                   Consolidated Balance Sheets

                                    March 31,        December 31,
                                      1998               1997
   Assets                          (Unaudited)
-----------------------------------------------------------------
Cash and cash equivalents         $    332,000      $    195,000

Real estate loans
  receivable, earning                      ---           215,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 4)                  724,000           814,000
-----------------------------------------------------------------
                                       724,000         1,029,000

 Less allowance for possible
  loan losses                              ---            15,000
-----------------------------------------------------------------
Net real estate loans receivable       724,000         1,014,000
-----------------------------------------------------------------
Real estate owned, held
  for sale (note 3)                 10,827,000        10,827,000

 Less allowance for possible loan
  losses on real estate owned        2,702,000         2,702,000
-----------------------------------------------------------------
Net real estate owned                8,125,000         8,125,000
-----------------------------------------------------------------







   See accompanying notes to consolidated financial statements
                               1
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)


                                    March 31,        December 31,
                                      1998               1997
   Assets                          (Unaudited)
-----------------------------------------------------------------
Due from affiliates                     16,000            16,000
Other assets, net                       14,000             4,000
-----------------------------------------------------------------
                                  $  9,211,000      $  9,354,000
=================================================================

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable                      $     85,000      $     97,000
Accounts payable and
  accrued liabilities                   28,000             9,000
Interest and property taxes
  payable on real estate owned         552,000           484,000
-----------------------------------------------------------------
   Total liabilities                   665,000           590,000
-----------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  March 31, 1998 and
  December 31, 1997
    General partners                  (195,000)         (195,000)
    Limited partners                 8,741,000         8,959,000
-----------------------------------------------------------------
    Total partners' equity           8,546,000         8,764,000

Contingencies (note 5)
-----------------------------------------------------------------
                                  $  9,211,000      $  9,354,000
=================================================================




   See accompanying notes to consolidated financial statements
                               2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Operations


          For the three months ended March 31, 1998 and 1997

                                       1998             1997
                                   (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees                  $     5,000       $     4,000
Interest on interest-
  bearing deposits                      2,000             2,000
Income from operations
  of real estate owned                 38,000            32,000
Other                                     ---            11,000
-----------------------------------------------------------------
    Total revenue                      45,000            49,000

Expenses:
Share of losses in
  unconsolidated investee              54,000            29,000
Operating expenses
  from operations of
  real estate owned                    19,000            18,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliates                    3,000             3,000
Expenses associated
  with non-operating
  real estate owned                   125,000           105,000
Depreciation and
  amortization expense                  1,000             2,000
Interest expense                        2,000             3,000






   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)

      For the three months ended March 31, 1998 and 1997

                                       1998             1997
                                   (Unaudited)      (Unaudited)
-----------------------------------------------------------------
General and administrative,
  affiliates                           45,000            44,000
General and administrative,
  nonaffiliates                        14,000            13,000
-----------------------------------------------------------------
    Total expenses                    263,000           217,000
-----------------------------------------------------------------
  Net loss                        $  (218,000)      $  (168,000)
=================================================================
Net loss per limited
  partnership unit                $     (7.48)      $     (5.77)
=================================================================






















   See accompanying notes to consolidated financial statements
                              4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statement of Partners' Equity


             For the three months ended March 31, 1998
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
                       (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------------------
Balance at
  December 31, 1997   $  (195,000)   $  8,959,000   $  8,764,000

Net loss                      ---        (218,000)      (218,000)
-----------------------------------------------------------------
Balance at
  March 31, 1998      $  (195,000)   $  8,741,000   $  8,546,000
=================================================================
























   See accompanying notes to consolidated financial statements
                               5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Cash Flows


      For the three months ended March 31, 1998 and 1997


                                       1998             1997
                                    (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                         $  (218,000)     $ (168,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and
      amortization expense               1,000           2,000
     Equity in losses of
      unconsolidated investee           54,000          29,000
Changes in assets
  and liabilities:
   Increase in other assets            (11,000)        (19,000)
   Increase in payable
    to affiliates                          ---           2,000
   Increase (decrease) in
    accounts payable and
    accrued liabilities                 19,000          (3,000)
   Increase in interest
    and taxes payable
    on real estate owned                68,000          65,000
-----------------------------------------------------------------
Net cash used in
  operating activities                 (87,000)        (92,000)
-----------------------------------------------------------------








   See accompanying notes to consolidated financial statements
                               6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Continued)

       For the three months ended March 31, 1998 and 1997
                                       1998             1997
                                    (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected on loans        236,000          47,000
   Advances on loans made
     to unconsolidated
     investees                             ---         (56,000)
-----------------------------------------------------------------
Net cash provided by (used in)
  investing activities                 236,000          (9,000)
-----------------------------------------------------------------
Cash flows used in
  financing activities:
   Principal payments on
    notes payable                      (12,000)        (11,000)
-----------------------------------------------------------------
Net increase (decrease) in cash        137,000        (112,000)

Beginning cash and
  cash equivalents                     195,000          261,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                      $   332,000      $   149,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during the
     quarter for:
       Interest                    $     2,000      $     3,000








See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                          (Unaudited)

                     March 31, 1998 and 1997

(1)  BUSINESS

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

As of March 31, 1998, most of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.
Results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.
                              8
Information pertaining to the three months ended March 31, 1998 and 1997 is unaudited and condensed inasmuch as it does not
include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

At March 31, 1998, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $724,000 (all of which were on nonaccrual status). At March 31, 1998, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114. This is due to the fact that all the remaining loans considered to be impaired were to an unconsolidated investee. The unconsolidated investee has recorded an allowance for losses of $4,148,000 and the Partnership's proportionate share of losses in unconsolidated

                              9
investee reflects the majority of this allowance.  There was no investment in impaired loans during the three months ended March
31, 1998.  For the three months ended March 31, 1998, the
Partnership recognized no interest income nor cash basis income on these impaired loans.



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      March 31,      December 31,
                                        1998             1997
-----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $   827         $   827
2.  Land in Sacramento, CA             3,637           3,637
3.  Proposed marina and condominiums
      in Redwood City, CA              5,360           5,360
4.  10.66 acres in Roseville, CA       1,003           1,003
-----------------------------------------------------------------
Total real estate owned              $10,827         $10,827
=================================================================

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 1998 or 1997.

The Partnership owns 50 percent of the outstanding capital stock
                             10
of a corporation which has not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR"). The balance of outstanding capital stock in this corporation is owned by Centennial Mortgage Income Fund, ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, California. The Partnership has participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR , and therefore, the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable.

The Partnership holds a 50 percent participation in an unsecured note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at March 31, 1998 is $1,059,000 and the Partnership had applied $1,059,000, a portion of the cumulative losses from unconsolidated investee, against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $345,000 as of March 31, 1998.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At March 31, 1998, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at March 31, 1998 is $906,000 and the Partnership had applied $431,000, the balance of cumulative losses from unconsolidated investee against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at March 31, 1998 is $245,000. At March 31, 1998, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $4,000.

The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at March 31, 1998 and for the three months ended March 31, 1998:





                            11
                       LCR Development, Inc.
                    Consolidated Balance Sheet
                          (Unaudited)

                                                  March 31,
  Assets                                            1998
-----------------------------------------------------------------
Cash                                             $    23,000
Restricted cash                                       20,000

Real estate owned, held for investment             6,657,000
Less allowance for losses
  on real estate investment                        4,148,000
-----------------------------------------------------------------
Net real estate owned                              2,509,000

Organization costs                                     1,000
-----------------------------------------------------------------
                                                 $ 2,553,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                                           $ 4,479,000
  CMIF II                                          2,214,000
-----------------------------------------------------------------
Total notes payable                                6,693,000

Accounts payable and accrued liabilities               9,000
Interest and taxes payable on real property        1,544,000
Payable to affiliates                                 46,000
-----------------------------------------------------------------
Total liabilities                                  8,292,000

Stockholders' deficit                             (5,739,000)
-----------------------------------------------------------------
                                                 $ 2,553,000
=================================================================






                             12
                   LCR Development, Inc.
            Consolidated Statement of Operations
                       (Unaudited)

                                  Three months     Three months
                                      ended           ended
                                  March 31, 1998   March 31, 1997
-----------------------------------------------------------------
Housing sales                     $   418,000    $    92,000

Cost of housing sales                 383,000        104,000
Provision for losses                  135,000        138,000
Selling and marketing expenses         24,000         29,000
General and administrative expenses     9,000         15,000
-----------------------------------------------------------------
Operating income (loss)              (133,000)      (194,000)
Interest expense                      105,000            ---
-----------------------------------------------------------------
Net loss before income taxes         (238,000)      (194,000)
Income taxes                            1,000          1,000
-----------------------------------------------------------------
Net loss                             (239,000)      (195,000)
=================================================================
Interest expense not included
  in share of losses                 (131,000)      (138,000)
-----------------------------------------------------------------
Allocable net loss                $  (108,000)   $   (57,000)
=================================================================
Share of loss recorded            $   (54,000)   $   (29,000)
=================================================================

(5) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based in part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.







                             13
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(218,000) and $(7.48) and $(168,000) and $(5.77) for the
three months ended March 31, 1998 and March 31, 1997, respectively. The losses for 1998 are primarily the result of expenses associated with non-operating real estate owned.

Cautionary Statements Regarding Forward-Looking Information

The Partnership wishes to caution readers that the forward-looking statements contained in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Partnership. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Partnership is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Partnership's actual results to differ materially from those expressed in any such forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had $332,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at March 31, 1998. Sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership received payoffs and paydowns on loans totaling $236,000 during the three months ended March 31, 1998.

As of March 31, 1998, the Partnership has entered into purchase and sale agreements to sell two properties and a portion of a third property with an aggregate book value before allowance for losses of approximately $7.3 million and a net book value after allowances of approximately $5.3 million. Management currently estimates that the net sale proceeds from these transactions, if they are consummated, will be equal to or greater than the net book value after allowances for losses. The only debt encumbering these properties is approximately $552,000 in accrued real estate taxes. As discussed in greater detail below, these sales are subject to numerous uncertainties and it is very likely that one or more of the transactions will not be consummated. Additionally, as of March 31, 1998, the Partnership's unconsolidated subsidiary, LCR, had entered into a purchase and sale agreement to sell its remaining undeveloped lots.

The Partnership's notes payable commitments for the next year consist of interest and principal payments due of approximately $58,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $820,000 payable and delinquent during the next twelve months, and (ii) selling, general and administrative costs. The Partnership can apply for a 5 year redemption plan on a portion of the property taxes due in 1998 to ease liquidity constraints if necessary. These commitments are expected to be paid from existing cash balances and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets under current market conditions. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the investment of proceeds received from the payoff of existing loans and the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment should generate a significantly greater return to the limited partners than any other strategies available to the Partnership. During 1995, the Partnership, through its 50 percent owned corporation, LCR, entered into a joint venture agreement with Home Devco, Inc. ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood").For further information see note 4 of Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Management has noted that the long-term downturn in the real estate industry in California has not only stabilized, it has improved considerably in many sectors of the market. As of March 31, 1998, all of the nonaffiliated loans have been repaid to the Partnership and the Partnership does not expect to realize any future interest income on loans to nonaffiliates. Interest income on loans to nonaffiliates, including fees was $5,000 and $4,000 for the three months ended March 31, 1998 and 1997, respectively.

The outstanding principal balance of loans on nonaccrual at March 31, 1998 and 1997 totaled $724,000 and $1,030,000, respectively.
Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first three months of 1998 and 1997 on the affiliated nonaccrued loans, interest income would have been approximately $26,000 and $50,000 higher than was actually reported for those periods.

The real estate owned balance at March 31, 1998 and 1997 was $8,125,000 and $8,771,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by Centennial Mortgage Income Fund ("CMIF") reflect the majority of the cost basis of 179 residential lots which LCR contributed to Silverwood. LCR's only source of repayment of this note is the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots, management does not expect that this loan will be repaid. As a result, the loan has been placed on nonaccrual.
The participating principal balance and nonaccrued interest balances at March 31, 1998 are $1,059,000 and $345,000, respectively. As discussed in note 4 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee.

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

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At March 31, 1998, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with combined disbursed balances of $1,155,000. The Partnership's disbursed balance of the $3,266,000 development loan at March 31, 1998 was $906,000. The Partnership's disbursed balance of the $490,000 model loan at March 31, 1998 was $245,000. At March 31, 1998, the
Partnership's disbursed balance of the $1,034,000 Phase I construction loan was $4,000. As discussed in note 4 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $431,000, the remainder of its share of losses in unconsolidated investees.

Sales volumes of new homes in the Lancaster area have continued to remain sluggish since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects it might realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during the twelve calendar months of 1996' seven homes during the twelve calendar months of 1997, and 3 homes during the three months ended March 31, 1998, far less than originally anticipated. As a result of these factors, LCR recorded a $207,000, $2,516,000 and $1,077,000 provision for losses on real estate investments during 1997, 1996 and 1995, respectively. Silverwood has entered into a purchase and sale agreement to sell the 157 remaining undeveloped lots and intends to shut down its homebuilding activities. The pending transaction requires the Partnership and CMIF to provide financing to the buyer and is not expected to result in any significant gain or loss. There is no assurance that this transaction will ultimately close escrow.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,894 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 78 percent leased and generated net operating income before debt service of $16,000 during the first three months of 1998. The property is being marketed for sale, however, due to below desirable occupancy levels, it is difficult to attract buyers. The net carrying value at March 31, 1998 was $827,000 before allowance for possible losses. The Partnership has recorded a $250,000 allowance for losses related to this property as of March 31, 1998. The property is encumbered by a fully amortizing note secured by a first trust deed of $85,000 which will be paid off on December 1, 1999.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This escrow closed during 1997. During the first quarter of 1998, the Partnership opened escrow on a 9.5 acre portion of the property. The purchase price is $875,000 and the transaction is subject to the buyer obtaining certain senior housing tax credits through a governmental lottery. As a result, there is no assurance that this transaction will ever be consummated. At March 31, 1998, the carrying value before allowance for possible losses was $3,637,000. The Partnership has recorded a $701,000 allowance for losses related to this property as of March 31, 1998.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property is included in real estate owned at its carrying value before allowance for possible
losses of $5,360,000.   Management has obtained an extension on
the 404B1 permit for the marina through March 1999. The 404B1 permit enables the owner to build the currently proposed 104-slip boat marina. The Partnership has completed approximately 70 percent of the dredging of the marina site. The property had been in escrow since 1996 for a purchase price of $4,000,000. Numerous issues have arisen during the course of this escrow which have prevented it from closing. The most significant of these issues involves access to the property over a privately owned road. The Partnership and the buyer have been working with officials of Redwood City to complete eminent domain proceedings on this private road. Considerable progress has been made towards a resolution to the access issue and it is possible that this transaction could close in the second quarter of 1998, however, there is no assurance that this escrow will ever actually close. In order to resolve the access issue, the Partnership has agreed to reduce the purchase price to $3,900,000 in exchange for the buyer assuming certain future obligations related to the access issue. It is possible that the Partnership may incur substantial additional costs in order to finalize the transaction. The Partnership has recorded a $1,751,000 allowance for losses related to this property as of March 31, 1998. This allowance is based upon the assumption that the current transaction will close escrow and reflects management's estimate of future costs to resolve the access issue and other costs of selling the property. If the access issue is not satisfactorily resolved, the value of this property would be severely impacted and the current allowance for possible losses would be inadequate.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. This property had a carrying value at March 31, 1998 of $1,003,000 and has no additional debt. The property is currently in escrow for a purchase price of $1,200,000 and close of escrow is scheduled for the second quarter of 1998. The buyer has only made a $20,000 nonrefundable deposit against the purchase price. Accordingly, there can be no assurance that this transaction will ever be consummated. The Partnership has no recorded allowance for losses related to this property as of March 31, 1998.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $2,000 and $2,000 for the three months ended March 31, 1998 and 1997, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $38,000 and $32,000 for the three months ended March
31, 1998 and 1997, respectively. The 1998 and 1997 revenues are from the office building in San Bernardino.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 1998 or 1997. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible losses at March 31, 1998 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.


SHARE OF LOSSES IN UNCONSOLIDATED INVESTEE

The Partnership has invested in a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $54,000 and $29,000 for the three months ended March 31, 1998 and 1997, respectively. The share of losses consists primarily of provisions for losses on real estate investments and interest expense related to the 179 lots in Lancaster owned by LCR. The increase for 1998 is due to an increase in interest expense for 1998.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $19,000 and $18,000 for the three months ended March 31, 1998 and 1997, respectively. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $3,000 and $3,000 for the three months ended March 31, 1998 and 1997, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $125,000 and $105,000 for the three months ended March 31, 1998 and 1997, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville. The increase for the three months ended March 31, 1998 is primarily due to legal costs associated with the proposed marina and condominiums in Redwood City, CA.

Depreciation and amortization expense was $1,000 and $2,000 for the three months ended March 31, 1998 and 1997, respectively.

Interest expense was $2,000 and $3,000 for the three months ended March 31, 1998 and 1997, respectively. The interest expense relates to the office building in San Bernardino. The decrease for 1998 is due to the amortization of the note secured by the office building in San Bernardino.

General and administrative expenses, affiliates for the three months ended March 31, 1998 and 1997 totaled $45,000 and $44,000, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled
$14,000 and $13,000 for the three months ended March 31, 1998 and 1997, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned.












































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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                      May 15, 1998


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                      May 15, 1998


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                              May 15, 1998