Form 10-Q
period 1998-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1998-08-14
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998
                             or

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
                      A Limited Partnership

                   Consolidated Balance Sheets

                                    June 30,         December 31,
   Assets                             1998               1997
                                  (Unaudited)
-----------------------------------------------------------------
Cash and cash
  equivalents (note 3)            $  4,253,000      $    195,000

Real estate loans
  receivable, earning                      ---           215,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 5)                1,021,000           814,000
-----------------------------------------------------------------
                                     1,021,000         1,029,000

 Less allowance for possible
  loan losses                              ---            15,000
-----------------------------------------------------------------
Net real estate loans receivable     1,021,000         1,014,000
-----------------------------------------------------------------

Real estate owned, held
  for sale (note 4)                  4,480,000        10,827,000

 Less allowance for possible
  losses on real estate owned          951,000         2,702,000
-----------------------------------------------------------------
Net real estate owned                3,529,000         8,125,000
-----------------------------------------------------------------






   See accompanying notes to consolidated financial statements
                               1
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)

                                    June 30,         December 31,
   Assets                             1998               1997
                                   (Unaudited)
-----------------------------------------------------------------
Due from unconsolidated investee        15,000            16,000
Other assets, net                       36,000             4,000
-----------------------------------------------------------------
                                  $  8,854,000      $  9,354,000
=================================================================

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable (note 4)             $    235,000      $     97,000
Accounts payable and
  accrued liabilities                   37,000             9,000
Interest and property taxes
  payable on real estate owned             ---           484,000
-----------------------------------------------------------------
   Total liabilities                   272,000           590,000
-----------------------------------------------------------------

Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  June 30, 1998 and
  December 31, 1997
    General partners                  (195,000)         (195,000)
    Limited partners                 8,777,000         8,959,000
-----------------------------------------------------------------
    Total partners' equity           8,582,000         8,764,000

Commitments (note 6)
Contingencies (note 7)
-----------------------------------------------------------------
                                  $  8,854,000      $  9,354,000
=================================================================



   See accompanying notes to consolidated financial statements
                               2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Operations
                          (Unaudited)

                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                      1998       1997        1998       1997
-----------------------------------------------------------------
Revenue:
Interest income
  on loans to
  nonaffiliates,
  including fees  $    3,000   $    1,000  $     ---  $    1,000
Interest on
  interest-bearing
  deposits             5,000        4,000      3,000       2,000
Income from
  operations of
  real estate owned   76,000       65,000     38,000      33,000
Gain on sale of
  real estate
  owned              192,000       11,000    192,000         ---
Other income           7,000        9,000      5,000       5,000
-----------------------------------------------------------------
   Total revenue     283,000       90,000    238,000      41,000

Expenses:
Share of losses in
  unconsolidated
  investee            75,000       54,000     21,000      25,000
Operating expenses
  from operations
  of real
  estate owned        34,000       37,000     15,000      19,000
Operating expenses
  from operations
  of real estate
  owned paid
  to affiliates        6,000        6,000      3,000       3,000




   See accompanying notes to consolidated financial statements
                              3
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)
                          (Continued)
                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                      1998       1997        1998       1997
-----------------------------------------------------------------
Expenses
  associated with
  non-operating
  real estate owned  189,000      183,000     64,000      78,000
Depreciation and
  amortization
  expense              2,000        3,000      1,000       1,000
Interest expense       6,000        6,000      4,000       3,000
General and
  administrative,
  affiliates         124,000       96,000     79,000      52,000
General and
  administrative,
  nonaffiliates       29,000       28,000     15,000      15,000
-----------------------------------------------------------------
   Total expenses    465,000      413,000    202,000     196,000
-----------------------------------------------------------------
  Net income
  (loss)          $ (182,000)  $ (323,000) $  36,000  $ (155,000)
=================================================================
Net income (loss)
  per limited
  partnership
  unit            $    (6.25)  $   (11.08) $    1.24  $    (5.32)
=================================================================










   See accompanying notes to consolidated financial statements
                              4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statement of Partners' Equity
                          (Unaudited)

             For the six months ended June 30, 1998
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance at
  December 31, 1997   $  (195,000)   $  8,959,000   $  8,764,000

Net loss                      ---        (182,000)      (182,000)
-----------------------------------------------------------------
Balance at
  June 30, 1998       $  (195,000)   $  8,777,000   $  8,582,000
=================================================================

























   See accompanying notes to consolidated financial statements
                               5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                          (Unaudited)

      For the six months ended June 30, 1998 and 1997

                                       1998             1997
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                         $  (182,000)     $ (323,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Gain on sale of
     real estate owned                (192,000)            ---
    Depreciation expense                 2,000           3,000
    Equity in losses of
     unconsolidated investee            75,000          54,000
Changes in assets
 and liabilities:
  Increase in other assets             (34,000)        (14,000)
  Decrease in due
   from affiliates                       1,000             ---
  Increase in
   payable to affiliates                   ---           2,000
  Increase (decrease) in
   accounts payable and
   accrued liabilities                  28,000          (5,000)
  Increase (decrease) in
   interest and taxes payable
   on real estate owned               (484,000)        103,000
-----------------------------------------------------------------
Net cash used in
  operating activities                (786,000)       (180,000)
-----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected on loans         200,000         289,000
  Advances on loans made
   to unconsolidated
   investee (note 5)                  (282,000)       (120,000)

   See accompanying notes to consolidated financial statements
                               6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Unaudited)
                          (Continued)

       For the six months ended June 30, 1998 and 1997
                                       1998             1997
-----------------------------------------------------------------
  Additions to real
   estate owned                        (35,000)            ---
  Proceeds from sale of
   real estate owned                 4,823,000             ---
  Increase in escrow deposits              ---          30,000
-----------------------------------------------------------------
Net cash provided by
  investing activities               4,706,000         199,000
-----------------------------------------------------------------
Cash flows from
 financing activities:
  Principal payments on
   notes payable                       (97,000)        (22,000)
  Advances on
   notes payable                       235,000             ---
-----------------------------------------------------------------
Net cash provided by (used in)
  financing activities                 138,000         (22,000)
-----------------------------------------------------------------
Net increase (decrease) in
  cash and cash equivalents          4,058,000          (3,000)

Beginning cash and
  cash equivalents                     195,000         261,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                      $ 4,253,000      $  258,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during the
     six months for:
       Interest                    $     5,000      $    6,000


See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                          (Unaudited)

                     June 30, 1998 and 1997

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

As of June 30, 1998, most of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage and real estate investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six months ended June 30, 1998 and 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.
                              8
Information pertaining to the six months ended June 30, 1998 and 1997 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for the fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

At June 30, 1998, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,021,000 (all of which were on nonaccrual status). At June 30, 1998, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114. This is due to the fact that all the remaining loans considered to be impaired were to an unconsolidated investee. The unconsolidated investee has recorded an allowance for losses of $4,173,000 and the Partnership's proportionate share of losses in unconsolidated investee reflects its share of this allowance. There was a $282,000 investment in impaired

                              9
loans during the six months ended June 30, 1998. For the six months ended June 30, 1998, the Partnership recognized no interest income nor cash basis income on these impaired loans.

(3)  CASH AND CASH EQUIVALENTS

At June 30, 1998, the Partnership has approximately $3,607,000 in cash and cash equivalents held in accounts over the Federal Deposit Insurance Corporation limit. The majority of these funds will be used to pay a distribution to limited partners during the third or fourth quarter of 1998.

(4)  REAL ESTATE OWNED
Real estate owned consists of the following:
                                     (dollars in thousands)
                                      June 30,       December 31,
                                        1998             1997
-----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $   843         $   827
2.  Land in Sacramento, CA             3,637           3,637
3.  Proposed marina and condominiums
      in Redwood City, CA                ---           5,360
4.  10.66 acres in Roseville, CA         ---           1,003
-----------------------------------------------------------------
Total real estate owned              $ 4,480         $10,827
=================================================================

During the second quarter of 1998, the Partnership refinanced the note secured by the office building in San Bernardino. The new loan amount was $235,000, payable at 8.640 percent fixed with monthly payments of $1,830.32. The loan matures June 1, 2008.

Property no. 3 was sold during the second quarter of 1998 with the Partnership receiving net proceeds of $3,699,000. Property no. 4 was also sold during the second quarter of 1998 with the Partnership receiving net proceeds of $1,124,000.

(5)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this
                            10
compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution, as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six months ended June 30, 1998 or 1997.

The Partnership owns 50 percent of the outstanding capital stock of a corporation which has not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR"). The balance of outstanding capital stock in this corporation is owned by Centennial Mortgage Income Fund, ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, California. The Partnership has participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and therefore, the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable.

The Partnership holds a 50 percent participation in an unsecured note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at June 30, 1998 is $1,059,000 and the Partnership has applied $1,059,000, a portion of the cumulative losses from unconsolidated investee, against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $365,000 as of June 30, 1998.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and in February 1997 on Phase II at the project. At June 30, 1998, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,266,000 development loan at June 30, 1998 is $1,141,000 and the Partnership had applied $452,000, the balance of cumulative losses from unconsolidated investee, against the carrying value of the note as of the same date. The Partnership's disbursed balance of the


                            11
$490,000 model loan at June 30, 1998 is $245,000.  At June 30,
1998, the Partnership's disbursed balance of the $1,034,000 Phase
I construction loan is $87,000.

The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at June 30, 1998 and for the six months ended June 30, 1998 and 1997:







































                            12
                       LCR Development, Inc.
                    Consolidated Balance Sheet


                                       June 30,   December 31,
                                         1998         1997
  Assets                             (Unaudited)
-----------------------------------------------------------------
Cash                                $   106,000    $    11,000
Restricted cash                          20,000         20,000

Real estate owned,                    6,632,000      6,950,000
Less allowance for losses
  on real estate investment           4,173,000      4,063,000
-----------------------------------------------------------------
Net real estate owned                 2,459,000      2,887,000

Organization costs                          ---          1,000
-----------------------------------------------------------------
                                    $ 2,585,000     $ 2,919,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                              $ 4,125,000     $ 4,679,000
  CMIF II                             2,532,000       2,250,000
-----------------------------------------------------------------
Total notes payable                   6,657,000       6,929,000

Sales deposit                            95,000             ---
Accounts payable
  and accrued liabilities                 9,000          38,000
Interest and taxes payable
  on real property                    1,693,000       1,377,000
Payable to affiliates                    47,000          75,000
-----------------------------------------------------------------
Total liabilities                     8,501,000       8,419,000

Stockholders' deficit                (5,916,000)     (5,500,000)
-----------------------------------------------------------------
                                    $ 2,585,000     $ 2,919,000
=================================================================


                             13
                     LCR Development, Inc.
              Consolidated Statement of Operations
                         (Unaudited)

                                      Six months     Six months
                                         ended          ended
                                     June 30, 1998  June 30, 1997
-----------------------------------------------------------------
Housing sales                       $   515,000     $   592,000

Cost of housing sales                   481,000         605,000
Provision for losses                    178,000          91,000
Selling and marketing expenses           46,000          53,000
General and administrative expenses      19,000          34,000
-----------------------------------------------------------------
Operating income (loss)                (209,000)       (191,000)
Interest expense                        206,000         183,000
-----------------------------------------------------------------
Net loss before income taxes           (415,000)       (374,000)
Income taxes                              1,000           1,000
-----------------------------------------------------------------
Net (loss)                             (416,000)       (375,000)
=================================================================
Interest not included
  in share of losses                   (265,000)       (268,000)
-----------------------------------------------------------------
Allocable net loss                 $   (151,000)    $  (107,000)
=================================================================
Share of loss recorded             $    (75,000)    $   (54,000)
=================================================================

(6) COMMITMENTS

The day to day operations of the Partnership and several other affiliated partnerships are carried on by employees of the corporate general partner, Centennial Corporation ("CC"). CC no longer has any significant operations other than the management of these partnerships which are in the repayment stage. During the first quarter of 1998, several employees resigned from their employment at CC. Their resignations were principally due to the anticipated disposition of the majority of the assets owned by the Partnership and other affiliated partnerships in the relatively near future. The disposition of these assets can reasonably be expected to precipitate layoffs, and given the relatively robust job market in Southern California where the
                             14
general partners conduct their operations, these employees opted to secure positions with other companies with more promising futures. As of April 1, 1998, CC employed only six employees. All of the remaining employees have been employed by CC for over ten years and have intimate knowledge of the partnerships' operations. The general partners concluded that it would be in the best interest of the Partnership to provide the remaining employees with some type of incentive for them to continue working for the partnerships until the majority of the partnerships' assets were liquidated. Accordingly, CC entered into twelve-month employment contracts with each of these employees which expire on March 31, 1999. These employment contracts have been guaranteed by the Partnership and the affiliated partnerships. The contracts include an increase in salary of 10 percent and also provide that if these employees remain employed by CC until the end of the contract term, they will be entitled to severance pay equal to six months base salary. The maximum total salaries, employer taxes, related benefits, and severance pay included in these contracts is approximately $615,000. The Partnership's anticipated share of this cost is estimated to be between $270,000 and $290,000, depending on the amount of time which will be spent by these employees in managing the affairs of the Partnership.
The Partnership's share of the cost of these contracts during the three months ended June 30, 1998 was approximately $72,000.

(7) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based in part on advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.















                             15
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and net losses per limited partnership unit of $(182,000) and $(6.25) for the six months ended June 30, 1998 and $(323,000) and $(11.08) for the six months ended June 30, 1997, respectively. The decrease in losses for 1998 is primarily the result of the gain on the sales of the proposed marina and condominiums in Redwood City and the 10.66 acres in Roseville.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had $4,253,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at June 30, 1998. Sources of funds are expected to be from the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to an unconsolidated investee totaling $282,000 and received payoffs and paydowns on loans totaling $200,000 during the six months ended June 30, 1998. The Partnership made additions to real estate owned of $35,000 and received cash proceeds from the sale of real estate owned of $4,823,000 during the six months ended June 30, 1998.

During the six months ended June 30, 1998, the Partnership closed escrow on two properties. The pending sale of a portion of a third property fell out of escrow during the six months ended June 30, 1998. These escrows are discussed in greater detail below. As of June 30, 1998, the Partnership's unconsolidated subsidiary, LCR, had entered into a purchase and sale agreement to sell its remaining undeveloped lots. Additionally, as of July 28, 1998, LCR had closed escrow on one additional home and had all of the remaining eight homes in escrow to be sold.

The Partnership's notes payable commitments for the next year consist of interest and principal payments due of approximately $22,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $93,000 payable during the next twelve months, and (ii) selling, general and administrative costs.
These commitments are expected to be paid from existing cash balances and the sale of real estate owned.

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

As discussed above, the Partnership had approximately $4.3 million in cash as of June 30, 1998. This equates to approximately $146 per limited partnership unit. The general partners are in the process of evaluating all of the potential long-term cash requirements of the Partnership in order to determine the amount of cash which can be distributed to limited partners at this time. Management expects to finalize its analysis and declare a distribution payable sometime in the third quarter of 1998.

Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership.

RESULTS OF OPERATIONS

Management has noted that the long-term downturn in the real estate industry in California has not only stabilized, it has improved considerably in many sectors of the market. As of June 30, 1998, all of the nonaffiliated loans have been repaid to the Partnership and the Partnership does not expect to realize any future interest income on loans to nonaffiliates. Interest income on loans to nonaffiliates, including fees was $3,000 and zero for the six and three months ended June 30, 1998 and $1,000 and $1,000 for the six and three months ended June 30, 1997, respectively.

The outstanding principal balance of loans on nonaccrual at June 30, 1998 and December 31, 1997 totaled $1,021,000 and $814,000, respectively. Loans on "nonaccrual" refer to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due.

The real estate owned balance at June 30, 1998 and December 31, 1997 was $4,480,000 and $10,827,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by Centennial Mortgage Income Fund ("CMIF") reflect the majority of the cost basis of 179 residential lots, which LCR contributed to Silverwood. LCR's only source of repayment of this note is the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots, management does not expect that this loan will be repaid. As a result, the loan has been placed on nonaccrual.
The participating principal balance and nonaccrued interest balances at June 30, 1998 are $1,059,000 and $365,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee.

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

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At June 30, 1998, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with combined disbursed balances of $1,473,000. The Partnership's disbursed balance of the $3,266,000 development loan at June 30, 1998 was $1,141,000.
The Partnership's disbursed balance of the $490,000 model loan at June 30, 1998 was $245,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at June 30, 1998 was $87,000. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $452,000, the remainder of its share of losses in unconsolidated investee.

Sales volumes of new homes in the Lancaster area have continued to remain sluggish since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects it might realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during the twelve calendar months of 1996, seven homes during the twelve calendar months of 1997 and four homes during the six months ended June 30, 1998, far less than originally anticipated. As a result of these factors, LCR recorded a $207,000, $2,516,000 and $1,077,000 provision for losses on real estate investments during 1997, 1996 and 1995, respectively. Subsequent to June 30, 1998, Silverwood closed escrow on one home and has entered into purchase and sale agreements to sell the remaining eight homes. Silverwood has also entered into a purchase and sale agreement to sell the 157 remaining undeveloped lots and has shut down its homebuilding activities. The pending transaction requires that the Partnership and CMIF to provide financing to the buyer and is not expected to result in any significant gain or loss. There is no assurance that any of these transactions will ultimately close escrow.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,894 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 78 percent leased and generated net operating income before debt service of $37,000 during the first six months of 1998. The property is being marketed for sale, however, due to below desirable occupancy levels, it is difficult to attract buyers. The net carrying value at June 30, 1998 was $843,000 before allowance for possible losses. The Partnership has recorded a $250,000 allowance for losses related to this property as of June 30, 1998. The property is encumbered by a note secured by a first trust deed of $235,000 which matures June 1, 2008.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. During the first quarter of 1998, the Partnership opened escrow on a 9.5 acre portion of the property. The purchase price was $875,000 and the transaction was subject to the buyer obtaining certain senior housing tax credits through a governmental lottery. However, the buyer failed to obtain these credits and escrow was cancelled. At June 30, 1998, the carrying value before allowance for possible losses was $3,637,000. The Partnership has recorded a $701,000 allowance for losses related to this property as of June 30, 1998.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property had been in escrow since 1996 for a purchase price of $4,000,000. Due to some pending costs to resolve access issues, the price was reduced to $3,900,000. It closed escrow June 12, 1998 and the Partnership received net proceeds from the sale of $3,699,000. The Partnership recorded a $71,000 gain on sale on this transaction.

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. The property had been in escrow for a purchase price of $1,200,000 and closed escrow June 30, 1998 with the Partnership receiving net proceeds of $1,124,000. The Partnership recorded a $121,000 gain on sale on this transaction.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $5,000 and $3,000 for the six and three months ended June 30, 1998 and $4,000 and $2,000 for the six and three months ended June 30, 1997, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $76,000 and $38,000 for the six and three months ended June 30, 1998 and $65,000 and $33,000 for the six and three months ended June 30, 1997, respectively. The 1998 and 1997 revenues are from the office building in San Bernardino. The increase for 1998 is due to increased occupancy.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six and three months ended June 30, 1998 or 1997. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible loan losses at June 30, 1998 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in LCR, a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $75,000 and $21,000 for the six and three months ended June 30, 1998 and $54,000 and $25,000 for the six and three months ended June 30, 1997, respectively. The share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR. The increase for 1998 is due to an increase in the provision for losses for 1998.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $34,000 and $15,000 for the six and three months ended June 30, 1998 and $37,000 and $19,000 for the six and three months ended June 30, 1997, respectively. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $6,000 and $3,000 for the six and three months ended June 30, 1998 and $6,000 and $3,000 for the six and three months ended June 30, 1997, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $189,000 and $64,000 for the six and three months ended June 30, 1998 and $183,000 and $78,000 for the six and three months ended June 30, 1997, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the land in Sacramento, and the 10.66 acres in Roseville. The increase for the six months ended June 30, 1998 is primarily due to legal costs associated with the proposed marina and condominiums in Redwood City, CA. Approximately $124,000 of the $189,000 expense in 1998 relates to the two properties that were sold in the second quarter. Accordingly, management expects these expenses to decrease substantially in future periods.

Depreciation and amortization expense was $2,000 and $1,000 for the six and three months ended June 30, 1998 and $3,000 and $1,000 for the six and three months ended June 30, 1997, respectively.

Interest expense was $6,000 and $4,000 for the six and three months ended June 30, 1998 and $6,000 and $3,000 for the six and three months ended June 30, 1997, respectively. The interest expense relates to the office building in San Bernardino. As a result of the refinance of property with a new $235,000 note bearing interest at 8.640 percent per annum, management expects interest expense to increase in future periods.

General and administrative expenses, affiliates totaled $124,000 and $79,000 for the six and three months ended June 30, 1998 and $96,000 and $52,000 for the six and three months ended June 30, 1997, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. As discussed in note 5 of Notes to Consolidated Financial Statements, the employees of the corporate general partner have entered into contracts which provided for salary increases of 10 percent and severance benefits. General and administrative expense for the three months ended June 30, 1998 include approximately $22,000 in accrued severance pay with respect to these contracts.

General and administrative expenses, nonaffiliates totaled $29,000 and $15,000 for the six and three months ended June 30, 1998 and $28,000 and $15,000 for the six and three months ended June 30, 1996, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned.






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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                   August 14, 1998


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                   August 14, 1998


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                           August 14, 1998