Form 10-Q
period 1998-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1998-11-16
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998
                             or

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
                      A Limited Partnership

                   Consolidated Balance Sheets

                                  September 30,      December 31,
   Assets                             1998               1997
                                   (Unaudited)
-----------------------------------------------------------------
Cash and cash
  equivalents (note 3)            $  4,497,000      $    195,000

Real estate loans
  receivable, earning                      ---           215,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 5)                  722,000           814,000
-----------------------------------------------------------------
                                       722,000         1,029,000

 Less allowance for possible
  loan losses                              ---            15,000
-----------------------------------------------------------------
Net real estate loans receivable       722,000         1,014,000
-----------------------------------------------------------------

Real estate owned, held
  for sale (note 4)                  4,517,000        10,827,000

 Less allowance for possible
  losses on real estate owned          951,000         2,702,000
-----------------------------------------------------------------
Net real estate owned                3,566,000         8,125,000
-----------------------------------------------------------------






   See accompanying notes to consolidated financial statements
                               1
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)

                                  September 30,      December 31,
   Assets                             1998               1997
                                   (Unaudited)
-----------------------------------------------------------------
Due from unconsolidated investee         2,000            16,000
Due from affiliate                      18,000               ---
Other assets, net                       26,000             4,000
-----------------------------------------------------------------
                                  $  8,831,000      $  9,354,000
=================================================================

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable (note 4)             $    234,000      $     97,000
Accounts payable and
  accrued liabilities                   72,000             9,000
Interest and property taxes
  payable on real estate owned          24,000           484,000
-----------------------------------------------------------------
   Total liabilities                   330,000           590,000
-----------------------------------------------------------------

Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  September 30, 1998 and
  December 31, 1997
    General partners                  (195,000)         (195,000)
    Limited partners                 8,696,000         8,959,000
-----------------------------------------------------------------
    Total partners' equity           8,501,000         8,764,000

Commitments (note 6)
Contingencies (note 7)
-----------------------------------------------------------------
                                  $  8,831,000      $  9,354,000
=================================================================


   See accompanying notes to consolidated financial statements
                               2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Operations
                          (Unaudited)

                         Nine Months            Three Months
                      Ended September 30,    Ended September 30,
                       1998       1997        1998       1997
-----------------------------------------------------------------
Revenue:
Interest income
 on loans to
 nonaffiliates,
 including fees   $    3,000  $    1,000  $      ---  $      ---
Interest on
 interest-bearing
 deposits             51,000       4,000      46,000         ---
Income from
 operations of
 real estate owned   118,000      98,000      42,000      33,000
Gain on sale of
 real estate
 owned               192,000      11,000         ---         ---
Other income          11,000      15,000       4,000       6,000
-----------------------------------------------------------------
   Total revenue     375,000     129,000      92,000      39,000

Expenses:
Share of losses in
 unconsolidated
 investee (note 5)    82,000      91,000       7,000      37,000
Operating expenses
 from operations
 of real
 estate owned         67,000      63,000      33,000      26,000
Operating expenses
 from operations
 of real estate
 owned paid
 to affiliates         9,000       9,000       3,000       3,000




   See accompanying notes to consolidated financial statements
                               3
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)
                          (Continued)
                         Nine Months            Three Months
                      Ended September 30,    Ended September 30,
                       1998       1997        1998       1997
-----------------------------------------------------------------
Expenses
 associated with
 non-operating
 real estate owned   228,000     247,000      39,000      64,000
Depreciation and
 amortization
 expense               3,000       4,000       1,000       1,000
Interest expense      11,000      10,000       5,000       4,000
General and
 administrative,
 affiliates (note 6) 192,000     141,000      68,000      45,000
General and
 administrative,
 nonaffiliates        46,000      49,000      17,000      21,000
-----------------------------------------------------------------
   Total expenses    638,000     614,000     173,000     201,000
-----------------------------------------------------------------
  Net loss        $ (263,000) $ (485,000) $  (81,000) $ (162,000)
=================================================================
Net loss
  per limited
  partnership
  unit            $    (9.03) $   (16.64) $    (2.78) $    (5.56)
=================================================================











   See accompanying notes to consolidated financial statements
                               4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statement of Partners' Equity
                          (Unaudited)

             For the nine months ended September 30, 1998
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997   $  (195,000)   $  8,959,000   $  8,764,000

Net loss                      ---        (263,000)      (263,000)
-----------------------------------------------------------------
Balance (deficit) at
  September 30, 1998  $  (195,000)   $  8,696,000   $  8,501,000
=================================================================

























   See accompanying notes to consolidated financial statements
                               5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                          (Unaudited)

      For the nine months ended September 30, 1998 and 1997

                                       1998             1997
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                         $  (263,000)     $ (485,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Gain on sale of
     real estate owned                (192,000)            ---
    Depreciation expense                 3,000           4,000
    Equity in losses of
     unconsolidated investee            82,000          91,000
Changes in assets
 and liabilities:
  Decrease in due from
   unconsolidated investee              14,000             ---
  Increase in due
   from affiliate                      (18,000)            ---
  Increase in other assets             (25,000)         (4,000)
  Decrease in
   payable to affiliates                   ---          (1,000)
  Increase (decrease) in
   accounts payable and
   accrued liabilities                  63,000          (5,000)
  Increase (decrease) in
   interest and taxes payable
   on real estate owned               (460,000)        140,000
-----------------------------------------------------------------
Net cash used in
  operating activities                (796,000)       (260,000)
-----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected on loans         499,000         291,000
  Advances on loans made to
   unconsolidated investee (note 5)   (289,000)       (177,000)

   See accompanying notes to consolidated financial statements
                               6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Unaudited)
                          (Continued)

       For the nine months ended September 30, 1998 and 1997
                                       1998             1997
-----------------------------------------------------------------
  Additions to real
   estate owned                        (72,000)            ---
  Proceeds from sale of
   real estate owned                 4,823,000             ---
  Increase in escrow deposits              ---          30,000
-----------------------------------------------------------------
Net cash provided by
  investing activities               4,961,000         144,000
-----------------------------------------------------------------
Cash flows from
 financing activities:
  Principal payments on
   notes payable                       (98,000)        (34,000)
  Advances on
   notes payable                       235,000             ---
-----------------------------------------------------------------
Net cash provided by (used in)
  financing activities                 137,000         (34,000)
-----------------------------------------------------------------
Net increase (decrease) in
  cash and cash equivalents          4,302,000        (150,000)

Beginning cash and
  cash equivalents                     195,000         261,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                      $ 4,497,000      $  111,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during the
     nine months for:
       Interest                    $    10,000      $    9,000


   See accompanying notes to consolidated financial statements
                               7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                          (Unaudited)

                     September 30, 1998 and 1997

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

As of September 30, 1998, most of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage and real estate investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.
                              8
Information pertaining to the nine months ended September 30, 1998 and 1997 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

At September 30, 1998, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $722,000 (all of which were on nonaccrual status). At September 30, 1998, there was no allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114. This is due to the fact that all the remaining loans considered to be impaired were to an unconsolidated investee. The unconsolidated investee has recorded an allowance for losses of $4,144,000 and the Partnership's proportionate share of losses in unconsolidated investee reflects its share of this allowance. There was a $289,000 investment in impaired loans during the nine months
                              9
ended September 30, 1998. For the nine months ended September 30, 1998, the Partnership recognized no interest income or cash basis income on these impaired loans.

Impact of Accounting Pronouncements Issued but not Adopted by the Partnership

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements. The Partnership anticipates that the adoption of this pronouncement will not result in disclosures that will be materially different from those presently required.

(3)  CASH AND CASH EQUIVALENTS

At September 30, 1998, the Partnership has approximately
$4,010,000 in cash and cash equivalents held in accounts over the Federal Deposit Insurance Corporation limit. The majority of these funds were used to pay a distribution to limited partners during October 1998.

(4)  REAL ESTATE OWNED
Real estate owned consists of the following:
                                     (dollars in thousands)
                                  September 30,      December 31,
                                       1998              1997
-----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $   880         $   827
2.  Land in Sacramento, CA             3,637           3,637
3.  Proposed marina and condominiums
      in Redwood City, CA                ---           5,360
4.  10.66 acres in Roseville, CA         ---           1,003
-----------------------------------------------------------------
Total real estate owned              $ 4,517         $10,827
=================================================================

During the second quarter of 1998, the Partnership refinanced the note secured by the office building in San Bernardino. The new loan amount was $235,000, payable at 8.640 percent fixed with monthly payments of $1,830. The loan matures June 1, 2008.

                            10
Property no. 3 was sold during the second quarter of 1998 with the Partnership receiving net proceeds of $3,699,000. Property no. 4 was also sold during the second quarter of 1998 with the Partnership receiving net proceeds of $1,124,000.

(5)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution, as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 1998 or 1997.

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

The Partnership holds a 50 percent participation in an unsecured note in the amount of $2,115,000 due from LCR. The Partnership's share of the note at September 30, 1998 is $1,059,000 and the Partnership has applied $1,059,000, a portion of the cumulative losses from unconsolidated investee, against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $386,000 as of September 30, 1998.
                            11
Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and in February 1997 on Phase II at the project. At September 30, 1998, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan. At September 30, 1998, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $23,000 and the Partnership has applied $23,000, a portion of the cumulative share of losses from unconsolidated investee, against the carrying value of the note as of that same date. The Partnership's disbursed balance of the $3,266,000 development loan at September 30, 1998 is $1,101,000 and the Partnership had applied $436,000, the balance of cumulative losses from unconsolidated investee, against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1998 is $57,000.

The consolidated balance sheet and income statement of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at September 30, 1998 and for the nine months ended September 30, 1998 and 1997:

























                            12
                       LCR Development, Inc.
                    Consolidated Balance Sheets


                                    September 30,   December 31,
                                         1998           1997
  Assets                             (Unaudited)
-----------------------------------------------------------------
Cash                                $    18,000    $    11,000
Restricted cash                          20,000         20,000

Real estate owned,                    5,832,000      6,950,000
Less allowance for losses
  on real estate investment           4,144,000      4,063,000
-----------------------------------------------------------------
Net real estate owned                 1,688,000      2,887,000

Organization costs                          ---          1,000
-----------------------------------------------------------------
                                    $ 1,726,000     $ 2,919,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                              $ 3,587,000     $ 4,679,000
  CMIF II                             2,239,000       2,250,000
-----------------------------------------------------------------
Total notes payable                   5,826,000       6,929,000

Sales deposit                           160,000             ---
Accounts payable
  and accrued liabilities                14,000          38,000
Interest and taxes payable
  on real property                    1,779,000       1,377,000
Payable to affiliates                     5,000          75,000
-----------------------------------------------------------------
Total liabilities                     7,784,000       8,419,000

Stockholders' deficit                (6,058,000)     (5,500,000)
-----------------------------------------------------------------
                                    $ 1,726,000     $ 2,919,000
=================================================================


                             13
                     LCR Development, Inc.
              Consolidated Statements of Operations
                         (Unaudited)

                               Nine months         Nine months
                                  ended               ended
                           September 30, 1998  September 30, 1997
-----------------------------------------------------------------
Housing sales                    $ 1,368,000         $   706,000

Cost of housing sales              1,312,000             725,000
Provision for losses                 215,000             146,000
Selling and marketing expenses        66,000              95,000
General and administrative
  expenses                            28,000              48,000
-----------------------------------------------------------------
Operating (loss)                    (253,000)           (308,000)
Interest expense                     304,000             272,000
-----------------------------------------------------------------
Net loss before income taxes        (557,000)           (580,000)
Income taxes                           1,000               1,000
-----------------------------------------------------------------
Net (loss)                      $   (558,000)        $  (581,000)
=================================================================
Interest not included
  in share of losses                (394,000)           (399,000)
-----------------------------------------------------------------
Allocable net loss              $   (164,000)        $  (182,000)
=================================================================
Share of loss recorded          $    (82,000)        $   (91,000)
=================================================================

(6) COMMITMENTS

The day to day operations of the Partnership and several other affiliated partnerships are carried on by employees of the corporate general partner, Centennial Corporation ("CC"). CC no longer has any significant operations other than the management of these partnerships which are in the repayment stage. During the first quarter of 1998, several employees resigned from their employment at CC. Their resignations were principally due to the anticipated disposition of the majority of the assets owned by the Partnership and other affiliated partnerships in the relatively near future. The disposition of these assets can reasonably be expected to precipitate layoffs, and given the
                             14
relatively robust job market in Southern California, where the general partners conduct their operations, these employees opted to secure positions with other companies with more promising futures. As of April 1, 1998, CC employed only six employees. All of the remaining employees have been employed by CC for over ten years and have intimate knowledge of the partnerships' operations. The general partners concluded that it would be in the best interest of the Partnership to provide the remaining employees with some type of incentive for them to continue working for the partnerships until the majority of the partnerships' assets were liquidated. Accordingly, CC entered into twelve-month employment contracts with each of these employees which expire on March 31, 1999. The Partnership and the affiliated partnerships have guaranteed these employment contracts. The contracts include an increase in salary of 10 percent and also provide that if these employees remain employed by CC until the end of the contract term, they will be entitled to severance pay equal to six months base salary. The maximum total salaries, employer taxes, related benefits, and severance pay included in these contracts is approximately $615,000. The Partnership's anticipated share of this cost is estimated to be between $270,000 and $290,000, depending on the amount of time which will be spent by these employees in managing the affairs of the Partnership. The Partnership's share of the cost of these contracts during the nine months ended September 30, 1998, included in general and administrative expenses, affiliates, was approximately $124,000.

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













                            15
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and net losses per limited partnership unit of $(263,000) and $(9.03) for the nine months ended September 30, 1998 and $(485,000) and $(16.64) for the nine months ended September 30, 1997, respectively. The decrease in losses for 1998 is primarily the result of the gain on the sales of the proposed marina and condominiums in Redwood City and the
10.66 acres in Roseville.

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

The factors that could cause the Partnership's results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgement of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

RISKS OF THE YEAR 2000 ISSUE

The Partnership is in the process of liquidating its remaining assets. As of November 30, 1998, the Partnership held only cash, one note secured by real estate, and two pieces of real property. It anticipates that it will hold a lesser number of assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to any valuation risk as a result of the year 2000 issues, other than general economic climate issues which might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

Although the Partnership has made some changes already to its software, these changes have not been tested. The Partnership intends to begin testing changes made to its existing software in the next few months. The Partnership has not, and does not contemplate spending any significant amount of funds to upgrade its computer systems inasmuch as virtually all of its computer needs could easily be met with existing "off the counter" software and hardware. The cost of this software and hardware, if needed, should not exceed $10,000. The only exception to this is the computer software which the Partnership uses to track its limited partners and their addresses. The Partnership has made a preliminary evaluation of this software with its outside software consultant and believes that it can be modified for less than $10,000. Even if attempts to correct deficiencies in the software without spending significant sums are not successful, the Partnership anticipates that it could convert its systems to standard spreadsheet or data base programs at a nominal cost.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had $4,497,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at September 30, 1998. Sources of funds are expected to be from repayments of real estate loans receivable from unconsolidated investee and the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership funded advances on loans to an unconsolidated investee totaling $289,000 and received payoffs and paydowns on loans totaling $499,000 during the nine months ended September 30, 1998. The Partnership made additions to real estate owned of $72,000 and received cash proceeds from the sale of real estate owned of $4,823,000 during the nine months ended September 30, 1998.

During the nine months ended September 30, 1998, the Partnership closed escrow on two properties. The pending sale of a portion of a third property fell out of escrow during the second quarter of 1998. These escrows are discussed in greater detail below.

The Partnership's notes payable commitments for the next year consist of interest and principal payments due of approximately $22,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) the $3,500,000 limited partner distribution discussed below,(ii) real property taxes on real estate owned of approximately $93,000 payable during the next twelve months, and (iii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets under current market conditions. These alternative strategies could include the subdivision and improvement of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the investment of a portion of the Partnership's existing cash. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment should generate a significantly greater return to the limited partners than any other strategies available to the Partnership.

Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

As discussed above, the Partnership had approximately $4.5 million in cash as of September 30, 1998. This equates to approximately $154 per limited partnership unit. The general partners had previously suspended distributions during 1991 due to a decline in liquidity and uncertainty of the cash requirements for existing and potential real estate owned. As a result of recent payoffs, the general partners have reevaluated the potential long-term cash requirements of the Partnership in order to determine the amount of cash to be distributed to the limited partners at this time. The general partners have declared a distribution payable to record holders as of October 1, 1998 with a distribution dated October 15, 1998 of $120 per limited partnership unit.

Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership.

RESULTS OF OPERATIONS

Management has noted that the long-term downturn in the real estate industry in California has not only stabilized, it has improved considerably in many sectors of the market. As of September 30, 1998, all of the nonaffiliated loans have been repaid to the Partnership and the Partnership does not expect to realize any future interest income on loans to nonaffiliates. Interest income on loans to nonaffiliates, including fees was $3,000 and zero for the nine and three months ended September 30, 1998 and $1,000 and zero for the nine and three months ended September 30, 1997, respectively.

The outstanding principal balance of loans on nonaccrual at September 30, 1998 and December 31, 1997 totaled $722,000 and $814,000, respectively. Loans on "nonaccrual" refer to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due.

The real estate owned balance at September 30, 1998 and December
31, 1997 was $4,517,000 and $10,827,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by Centennial Mortgage Income Fund ("CMIF") reflect the majority of the cost basis of 179 residential lots, which LCR contributed to Silverwood. LCR's only source of repayment of this note is the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots, management does not expect that this loan will be repaid. As a result, the loan has been placed on nonaccrual.
The participating principal balance and nonaccrued interest balances at September 30, 1998 are $1,059,000 and $386,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee.

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

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At September 30, 1998, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with combined disbursed balances of $1,181,000. The Partnership's disbursed balance of the $3,266,000 development loan at September 30, 1998 was $1,101,000. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1998 was $57,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at September 30, 1998 was $23,000. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development and Phase I construction loan by $459,000, the remainder of its share of losses in unconsolidated investee.

Sales volumes of new homes in the Lancaster area have continued to remain sluggish since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects it might realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during the twelve calendar months of 1996, seven homes during the twelve calendar months of 1997 and eleven homes during the nine months ended September 30, 1998, far less than originally anticipated. As a result of these factors, LCR recorded a $207,000, $2,516,000 and $1,077,000 provision for losses on real estate investments during 1997, 1996 and 1995, respectively. As of September 30, 1998, Silverwood had entered into a purchase and sale agreement to sell one of the remaining two homes. This escrow closed on October 26, 1998. Silverwood had also entered into a purchase and sale agreement to sell the 157 remaining undeveloped lots for $1,570,000 and had shut down its homebuilding activities. The transaction required that the Partnership and CMIF provide $1,170,000 in financing to the buyer. Although a final computation has not been determined, management does not believe that the transaction will result in any material gain or loss. This transaction also closed escrow in October 1998.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:




Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,894 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The Partnership restructured the note secured by the first trust deed to a more favorable term and rate. The project is 78 percent leased and generated net operating income before debt service of $41,000 during the first nine months of 1998. The property is being marketed for sale, however, due to below desirable occupancy levels, it is difficult to attract buyers.
In order to attract new tenants and increase occupancy, management is in the process of installing an elevator. When occupancy increases, the property should be more desirable to buyers. The net carrying value at September 30, 1998 was $880,000 before allowance for possible losses. The Partnership has recorded a $250,000 allowance for losses related to this property as of September 30, 1998. The property is encumbered by a note secured by a first trust deed with a current balance of $234,000 which matures June 1, 2008.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. Through September 30, 1998, the Partnership has sold approximately 7 acres of the property leaving approximately 37 acres to sell. A portion of the property is adjacent to Highway 99 and has good freeway visibility. During the first quarter of 1998, the Partnership opened escrow on a 9.5 acre portion of the property. The purchase price was $875,000 and the transaction was subject to the buyer obtaining certain senior housing tax credits through a governmental lottery. However, the buyer failed to obtain these credits and escrow was cancelled. At September 30, 1998, the carrying value before allowance for possible losses was $3,637,000. The Partnership has recorded a $701,000 allowance for losses related to this property as of September 30, 1998.


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

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original committed amount of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. The property had been in escrow for an all cash purchase price of $1,200,000 and closed escrow June 30, 1998 with the Partnership receiving net proceeds of $1,124,000. The Partnership recorded a $121,000 gain on sale on this transaction.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $51,000 and $46,000 for the nine and three months ended September 30, 1998 and $4,000 and zero for the nine and three months ended September 30, 1997, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The large increase for the nine and three months ended September 30, 1998 is due to the increased cash balances which resulted from the 1998 property sales discussed above.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $118,000 and $42,000 for the nine and three months ended September 30, 1998 and $98,000 and $33,000 for the nine and three months ended September 30, 1997, respectively. The 1998 and 1997 revenues are from the office building in San Bernardino. The increase for 1998 is due to increased occupancy.
PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the nine and three months ended September 30, 1998 or 1997. Management believes that the allowance for possible loan losses at September 30, 1998 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in LCR, a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $82,000 and $7,000 for the nine and three months ended September 30, 1998 and $91,000 and $37,000 for the nine and three months ended September 30, 1997, respectively. The share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $67,000 and $33,000 for the nine and three months ended September 30, 1998 and $63,000 and $26,000 for the nine and three months ended September 30, 1997, respectively. The increase for 1998 is due to several air conditioning unit repairs. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $9,000 and $3,000 for the nine and three months ended September 30, 1998 and $9,000 and $3,000 for the nine and three months ended September 30, 1997, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $228,000 and $39,000 for the nine and three months ended September 30, 1998 and $247,000 and $64,000 for the nine and three months ended September 30, 1997, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the land in Sacramento, and the 10.66 acres in Roseville. The decrease for the nine and three months ended September 30, 1998 is primarily due to the sale of the proposed marina and condominiums in Redwood City and the 10.66 acres in Roseville in June 1998.



Depreciation and amortization expense was $3,000 and $1,000 for the nine and three months ended September 30, 1998 and $4,000 and $1,000 for the nine and three months ended September 30, 1997, respectively.

Interest expense was $11,000 and $5,000 for the nine and three months ended September 30, 1998 and $10,000 and $4,000 for the nine and three months ended September 30, 1997, respectively. The interest expense relates to the office building in San Bernardino. As a result of the refinance of property with a new $235,000 note bearing interest at 8.640 percent per annum, management expects interest expense to increase in future periods.

General and administrative expenses, affiliates totaled $192,000 and $68,000 for the nine and three months ended September 30, 1998 and $141,000 and $45,000 for the nine and three months ended September 30, 1997, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. As discussed in note 5 of Notes to Consolidated Financial Statements, the employees of the corporate general partner have entered into contracts. These contracts provided for salary increases of 10 percent and severance benefits. General and administrative expenses, affiliates for the nine and three months ended September 30, 1998 include approximately $44,000 and $22,000, respectively, in accrued severance pay with respect to these contracts.

General and administrative expenses, nonaffiliates totaled
$46,000 and $17,000 for the nine and three months ended September
30, 1998 and $49,000 and $21,000 for the nine and three months ended September 30, 1997, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned.
















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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                 November 16, 1998


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                 November 16, 1998


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                         November 16, 1998