Form 10-K
period 1998-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1999-03-31
CIK 773337

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

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

(b)  Financial Information about Industry Segments

The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

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

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate the majority of its assets. As of December 31, 1998, the Partnership's assets consisted of $1,010,000 in cash and $3,810,000 in other assets. Based upon the current stated maturity dates of the Partnership's $598,000 in notes receivable and the improving real estate markets, it is possible that these assets could be liquidated as soon as July 2000.

Real estate owned by the Partnership reached a peak at December 31, 1993 when its total carrying value, before allowance for possible losses, reached $24,170,000. The real estate owned balance before allowance for possible losses then decreased to $11,284,000 at December 31, 1994 and increased to $11,314,000 at year end 1995. Real estate owned increased again to $11,316,000 as of December 31, 1996, decreased to $10,827,000 as of December 31, 1997 and decreased again to $4,599,000 as of December 31, 1998. As of December 31, 1998, the Partnership had established a $1,411,000 allowance for possible losses on its real estate owned. The Partnership is actively marketing the remaining real estate assets for sale.

The liquidation of assets during 1998 enabled the Partnership to make a $3,496,000 cash distribution to its limited partners in October 1998.

As of December 31, 1998, the Partnership has entered into a purchase and sale agreement to sell a portion of the 45 acres in Sacramento with an aggregate book value before allowance for losses of approximately $900,000. Management currently estimates that the net sale proceeds from this transaction, if consummated, will be approximately equal to the net book value after allowances for losses. This sale is subject to numerous uncertainties and there is a significant possibility that the transaction will not be consummated.


Risks of the year 2000 Issue

As discussed above, the Partnership is in the process of liquidating its remaining assets. As of December 31, 1998, the Partnership held only cash, three notes secured by real estate and two properties. Management anticipates that the Partnership will hold a lesser number of assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to valuation risk as a result of the year 2000 issues, other than general economic climate issues that might arise.
None of the Partnership's assets have any equipment with computerized components essential to their operations.

Although the Partnership has made some changes already to its software, these changes have not been tested. The Partnership intends to begin testing changes made to its existing software in the next few months. The Partnership has not, and does not contemplate spending any significant amount of funds to upgrade its computer systems inasmuch as virtually all of its computer needs could easily be met with existing "over the counter" software and hardware. The cost of this software and hardware, if needed, should not exceed $10,000. The only exception to this is the computer software which the Partnership uses to track its limited partners and their addresses. The Partnership has made a preliminary evaluation of this software with its outside software consultant and believes that it can be modified for less than $10,000. Even if attempts to correct deficiencies in the software without spending significant sums are not successful, the Partnership anticipates that it could convert its systems to standard spreadsheet or data base programs at a nominal cost.

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

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 1998, there were approximately 3,120 holders of limited partnership units.

(c)  Partnership Distributions

The Partnership paid a $3,496,000 cash distribution to limited partners in October 1998. This distribution equaled approximately $120.00 per limited partnership unit.

Management intends to distribute cash flow available for distribution (as defined in the Partnership Agreement), if any, on a periodic basis as substantial cash balances are accumulated from property sales and/or loan payoffs. Distributions may vary in amount and may be suspended based upon advice from legal counsel until the possibility of any unforeseen legal action against the Partnership becomes remote. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 6.  SELECTED FINANCIAL DATA



 Years ended
                      (dollars in thousands, except per unit data)
--------------------------------------------------------------------------------
----------
--------------------------------------------------------------------------------
----------
                             12/31/98     12/31/97     12/31/96     12/31/95
12/31/94
--------------------------------------------------------------------------------
----------
Consolidated Statement
  of Operations Data:

  Total revenue...........  $    479     $    170     $    251     $    279
$    433
  Net loss................      (754)        (929)      (1,515)      (2,377)
(2,243)
  Net loss per limited
    partnership unit-
      basic and diluted...    (25.87)      (31.88)      (51.99)      (81.57)
(76.97)

Consolidated Balance
  Sheet Data:

  Total loans before
    allowance for losses         598        1,029        1,068         1,856
3,118
  Total real estate owned
    before allowance
    for losses.............    4,599       10,827       11,316        11,314
11,284
  Total assets.............    4,820        9,354       10,132        11,605
13,997
  Partners' equity.........    4,514        8,764        9,693        11,208
13,585

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(754,000) and $(25.87) for the year ended December 31, 1998, down from $(929,000) and $(31.88) for the year ended December 31, 1997 and $(1,515,000) and $(51.99) in 1996. Major changes between income statement components between 1998 and 1997 included: i) a $227,000 increase in the provision for losses; ii) a $146,000 decrease in expenses associated with non-operating real estate owned; iii) a $73,000 increase in general and administrative-affiliates; iv) a $72,000 increase in interest on interest-bearing deposits; and v) a $192,000 increase in gain on sale of property. The decrease in loss for 1997 as compared to 1996 is primarily due to a significant decrease in share of losses in unconsolidated investees. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 1998 is included in the following paragraphs.


Liquidity and Capital Resources

At December 31, 1998, the Partnership had $1,010,000 in unrestricted cash and interest-bearing deposits. Additional sources of funds are expected to be from the repayments of notes receivable and the sale of real estate owned. Future operations of real estate owned are not expected to be a significant source of funds.

During 1998, the Partnership's principal sources of cash were: i) $4,823,000 of cash proceeds from the sale of real estate; ii) $615,000 in principal payments received on loans; iii) $56,000 in net operating income from operating property; iv) $137,000 in principal advances on notes payable, net of repayments; and v) $106,000 in interest income on loans and interest bearing deposits. The Partnership's principal uses of cash during 1998 were: i) a $3,496,000 cash distribution to limited partners; ii) $321,000 in general and administrative costs; iii) $295,000 in advances on loans to LCR; iii) $615,000 in real estate taxes paid; iv) $101,000 in other expenses associated with non-operating real estate owned; v)$154,000 in additions to real estate owned; and vi) $16,000 in interest payments.

As of December 31, 1998, the Partnership has entered into a purchase and sale agreement to sell a portion of the 45 acres in Sacramento with an aggregate book value before allowance for losses of approximately $900,000. Management currently estimates that the net sale proceeds from this transaction, if consummated, will be approximately equal to the net book value after allowances for losses. This sale is subject to numerous uncertainties and there is a significant possibility that the transaction will not be consummated.

As of December 31, 1998, the Partnership had no unfunded loan commitments to nonaffiliates. The Partnership's notes payable commitments for 1999 consist of interest and non-balloon principal payments due of approximately $22,000. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) property taxes and bonds on real estate owned of approximately $52,000 payable in 1999, and ii) selling, general and administrative costs.

Effective with the third quarter of 1991, the Partnership had suspended making any cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

Through the latter part of 1997, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate owned balances, these potential operating costs were considered to be very significant. As a result of the substantial decrease in real estate owned which has occurred, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998.

The general partners have had discussions with legal counsel regarding the amounts of cash reserves that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash reserves to be available to defend the Partnership in any future litigation which may arise. It is expected that these reserves will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

Results of Operations

The Partnership's non-cash assets declined from $9,159,000 as of December 31, 1997 to $3,810,000 as of December 31, 1998. The substantial reduction in non-cash assets during 1998 caused many changes in the Partnership's results of operations as discussed below.

Interest income on loans to affiliates, including fees was $16,000 for 1998 and $81,000 for 1996. There was no interest income on loans to affiliates for 1997 because the loans receivable from unconsolidated investees were placed on nonaccrual status in late 1996. This income is related to the Silverwood joint venture, which was constructing homes in Lancaster, California. The real estate market in Lancaster has not seen the improvement that many other areas in California have. As a result, the Partnership placed certain of its loans to Silverwood on nonaccrual status during 1996, thus decreasing interest income during the latter half of 1996 and all of 1997. The 1998 interest income resulted from the payoff of one of the nonearning Silverwood loans.

Interest income on loans to nonaffiliates, including fees, was $12,000, $22,000 and $21,000 in 1998, 1997 and 1996,
respectively. Interest income on loans to nonaffiliates continues to decrease due to payoffs of existing loans.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. There were no loans on nonaccrual, other than loans to affiliates, as of December 31, 1998, 1997 and 1996.

Real estate loans receivable, earning represents two loans with a
cumulative balance of $581,000 as of December 31, 1998.   These
loans, from an unaffiliated party, were received in connection with the payoff of a previously nonearning loan to affiliate.

Real estate loans receivable from unconsolidated investee, nonearning is comprised of one past due loan totaling $22,000 as of December 31, 1998. This loan is partially offset by $5,000 in share of losses in unconsolidated investee.

The real estate owned balance before allowance for possible losses at December 31, 1998, 1997 and 1996 was $4,599,000,
$10,827,000 and $11,316,000, respectively. The balance at December 31, 1998 is comprised of two properties and is offset by a $1,411,000 allowance for possible losses. As discussed above, the Partnership had entered into a purchase and sale agreement on a portion of the 45 acres in Sacramento as of December 31, 1998. Management is attempting to sell the remaining properties.

The following sections entitled "Nonaccrual Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of these assets.

Nonaccrual Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1998 are summarized below:

During 1994, the Partnership converted a 50 percent participation in a note secured by a second trust deed into a 50 percent participation in a $2,115,000 unsecured note representing a workout loan due from LCR, an affiliate. This loan and an additional loan funded by Centennial Mortgage Income Fund ("CMIF") reflect the majority of the cost basis of 179 residential lots which LCR contributed to Silverwood. LCR's only source of repayment of this note was the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots from 1994 through 1997, management did not expect that this loan would ever be repaid. As a result, the loan was placed on nonaccrual. The participating principal balance and nonaccrued interest balances at December 31, 1997 were $1,059,000 and $324,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee as of December 31, 1997. During 1998, the remaining lots were sold and LCR received no cash from the sale. Accordingly, the Partnership charged off this note against the $1,059,000 of previously recorded losses from unconsolidated investee during 1998.

During 1994 and 1995, LCR had evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from the Partnership and CMIF. LCR entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At December 31, 1997, the Partnership held a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with combined disbursed balances of $1,191,000. The Partnership's disbursed balance of the $3,266,000 development loan at December 31, 1997 was $942,000. The Partnership's disbursed balance of the $490,000 model loan at December 31, 1997 was $245,000. At December 31, 1997, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan was $4,000. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $377,000, the remainder of its share of losses in unconsolidated investee as of December 31, 1997.

During 1998, all but one of the remaining homes were sold and all of the undeveloped lots were sold. The Partnership funded additional advances of $212,000 and $83,000 on the development and the Phase I construction loan, respectively. The Partnership recorded an additional $96,000 in losses from unconsolidated investee during 1998 and received cash payments of $100,000, $245,000 and $65,000 on the development loan, the model loan and the Phase I loan, respectively. The Partnership also received notes receivable totaling $586,000 from an unaffiliated party as a partial repayment of the development loan in connection with the sale of the remaining lots. These new notes are secured by the 157 lots and had a combined principal balance of $581,000 as of December 31, 1998. The remaining principal balances of the development loan, the model loan and the Phase I loan were $468,000, $-0- and $22,000, respectively, after the 1998 advances and payments received. The Partnership charged off the development loan against $468,000 of the remaining losses from unconsolidated investee, leaving a balance of losses from unconsolidated investee of $5,000 which has been offset against the $22,000 balance of the Phase I loan.

Real Estate Owned

A description of the Partnership's principal real estate owned during the year ended December 31, 1998 follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 74 percent leased as of December 31, 1997 and 83 percent leased as of December 31, 1998. Additional leases signed subsequent to December 31, 1998 have increased the occupancy to 92 percent, however, a number of leases expire in 1999 and occupancy levels could decline as a result. The property generated net operating income of $56,000 during 1998. The property is being marketed for sale and management has seen an increase in interest in the property as a result of the installation of an elevator. The carrying value before allowance for possible losses at December 31, 1998 was $914,000. The Partnership has recorded a $261,000 allowance for losses related to this property as of December 31, 1998, $11,000 of which was recorded in 1998. As of December 31, 1998, the property was encumbered by a new note secured by a first trust deed of $234,000 which matures June 1, 2008. The Partnership used the majority of the proceeds from this new note to payoff the prior note and pay for several improvements to the building including the elevator.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. During the first quarter of 1998, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. The purchase price was $875,000 and the transaction was subject to the buyer obtaining certain senior housing tax credits through a governmental lottery. The buyer did not receive the tax credits and escrow was cancelled. During the first quarter of 1999, the Partnership again opened escrow with a new buyer for a purchase price of $900,000 on the 9.45 acre portion of the property. The escrow is scheduled to close at the end of the second quarter of 1999. However, there is no assurance that this transaction will ever be consummated. Both the parcel sold and the parcel in escrow are zoned for residential use. The balance of the property is zoned for industrial/commercial use. There has been only limited industrial/commercial use development activity in the area surrounding this property during the past couple of years. In light of this limited activity and management's objective of liquidating the Partnership's remaining assets as soon as practical, management may elect to sell this property at prices below its March 31, 1998 appraised value. Accordingly, the Partnership recorded an additional $504,000 provision for losses against the carrying value of this property during 1998. At December 31, 1998, the carrying value before allowance for possible losses was $3,685,000. The Partnership has recorded a $1,150,000 allowance for losses related to this property as of December 31, 1998.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property had been in escrow since 1996 for a purchase price of $4,000,000. Due to some pending costs to resolve access issues, the price was reduced to $3,900,000. It closed escrow June 12, 1998 and the Partnership received net proceeds from the sale of $3,699,000.During the first quarter of 1998, the Partnership reversed $55,000 of its previously recorded provision for losses against this property. The Partnership recorded a $71,000 gain on sale on this transaction.

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

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits was $78,000 in 1998, $6,000 in 1997 and $21,000 in 1996. The increase in interest on interest-bearing deposits for 1998 is primarily the result of higher cash balances due to the sale of real estate owned. The decreases in interest on interest-bearing deposits in 1997 and 1996 are primarily the result of lower cash balances due to a lack of the sale of real estate owned. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned consists of operating revenues of $160,000 in 1998, $131,000 in 1997 and $127,000 in
1996. The 1998, 1997 and 1996 revenues are from the office building in San Bernardino. The increase for 1998 is primarily due to increased occupancy.

Gain on Sale of Real Estate Owned

As discussed above, the Partnership recorded gains of $71,000 and $121,000 on the sales of the Redwood City and Roseville properties, respectively, during 1998. There were no gains or losses on the sale of real estate during 1997 or 1996.

Provision for Possible Losses

The provision for possible losses was $460,000 in 1998 and $233,000 in 1997. There was no provision for possible losses recorded in 1996. The 1998 provision is comprised of a $504,000 provision on the 45 acres in Sacramento, an $11,000 provision on the office building in San Bernardino offset by a reversal of $55,000 on the proposed marina and condominiums in Redwood City. The 1997 provision relates to the 45 acres in Sacramento and the proposed marina and condominiums in Redwood City.

Management believes that the allowance for possible losses at December 31, 1998 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $96,000 for 1998, $125,000 for 1997 and $1,059,000 for 1996. The 1998 and 1997 share of losses consist primarily of operating losses from the sale of homes and finished lots recorded by LCR. The 1996 share of losses consists primarily of provisions for losses on real estate investments recorded by LCR and BKS Development, Inc. ("BKS") related to the 179 lots in Lancaster and a 283 acre project in Bakersfield owned by BKS. The 1996 losses also include additional costs related to the sale of homes in Lancaster. The Partnership's remaining investment in and loans receivable from these unconsolidated investees has been reduced to $17,000 as of December 31, 1998.

Operating expenses from operations of real estate owned were $92,000 in 1998, $87,000 in 1997 and $76,000 in 1996. The
increase for 1998 can be attributed to several air conditioning unit repairs at the office building in San Bernardino. The increase for 1997 is due primarily to an increase in property tax expense.

Operating expenses from operations of real estate owned paid to affiliates were $12,000 each for 1998, 1997 and 1996. The expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $232,000 in 1998, $378,000 in 1997 and $344,000 in 1996. The
expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento and the 10.66 acres in Roseville. These expenses include property taxes of $130,000, $234,000 and $257,000 for 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 is principally attributable to the sale of the proposed marina and condominiums in Redwood City and the 10.66 acres in Roseville in June 1998. The increase in costs from 1996 to 1997 is primarily due to an increase in legal expenses and other consulting fees associated with the escrow on the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento and the 10.66 acres in Roseville. These increases were partially offset by a reduction in property taxes due to tax refunds received from appeals filed in 1995.

Depreciation and amortization expense was $4,000 in 1998, $6,000 in 1997 and $8,000 in 1996 for the office building in San
Bernardino and office equipment. The decreases are due to assets becoming fully amortized.

Interest expense was $16,000 for 1998, $12,000 for 1997 and $16,000 for 1996. This interest expense relates to the debt secured by the office building in San Bernardino. Interest expense from 1997 to 1998 increased as a result of the refinance of property with a new $235,000 note bearing interest at 8.64 percent per annum. The decrease from 1996 to 1997 is the result of the reduction of the outstanding balance of the debt on the previous note.

General and administrative expenses, affiliates were $257,000, $184,000 and $173,000 in 1998, 1997 and 1996, respectively.
These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The increase for 1998 is primarily attributable to $67,000 in accrued severance pay as discussed in note 8 of Notes to Consolidated Financial Statements. The increase in 1997 is primarily due to the costs associated with the pending and closed sales transactions.

General and administrative expenses, nonaffiliates was $64,000, $62,000 and $78,000 in 1998, 1997 and 1996, respectively. The decrease in 1997 is due primarily to a decrease in investor reporting and moving expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits, notes receivable and notes payable.

As of December 31, 1998, the Partnership held fixed rate bank deposits with carrying values totaling $1,010,000, variable rate mortgage note receivables with carrying values totaling $17,000 and fixed rate mortgage notes receivable with carrying values totaling $581,000. The bank deposits all had maturities of less than ninety days. A substantial portion of the variable rate mortgage notes were repaid in March 1999. The fixed rate mortgage notes had maturities ranging from four to nineteen months as of December 31, 1998 and bore interest at rates ranging from 8 percent to 10 percent per annum. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of December 31, 1998. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate notes receivable and/or the value of the underlying real estate collateral which secure the Partnership's note receivable.

Management currently intends to hold the remaining fixed rate receivables until their respective maturities. Accordingly, the Partnership is not exposed to any material cash flow or earnings risk associated with these receivables. Given the relatively short-term maturities of these assets, management does not believe the Partnership is exposed to any significant market risk related to their fair value.

The Partnership had a single interest bearing note payable outstanding as of December 31, 1998. This note is a fixed rate note. Accordingly, the Partnership does not believe it is is not exposed to any cash flow or earnings risk associated with this note as the Partnership expects to repay the note at or prior to maturity.


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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
John B. Joseph
Age 60
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He is also on the board of directors for West Coast Bancorp ("WCB"), a publicly-held bank holding company operating in California and its subsidiary, Sunwest Bank. He had been Chairman of the Board and Chief Executive Officer until 1998. He was Chairman of the Board of Directors of WCB since its inception in 1981 and CEO from April 1991 until 1998. Mr. Joseph also serves, or has served, in the following capacities during the past five years:
Vice Chairman of the Board of Directors of The Centennial Group, Inc. ("CGI"), a publicly-owned real estate development corporation, from February 1987 to July 1993; Senior Executive Vice President of CGI from July 1987 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. Joseph has also held various positions in the subsidiaries of WCB and CGI.

Ronald R. White
Age 52
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He was also Executive Vice President and Vice Chairman of the Board of Directors of WCB until 1998. Mr. White served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI from February 1987 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. White has also held various positions in the subsidiaries of WCB and CGI.

Mr. Joseph has 30 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 28 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Centennial Corporation ("CC"), a privately-held corporation, whose stock is owned by affiliates of Ronald R. White and John B. Joseph, was voted in as new general partner in the first quarter of 1994. CC was incorporated in 1983 to engage in the real estate lending business and to provide consulting services.


Identification of Executive Officers

The Partnership does not have officers as such. The affairs of the Partnership are managed by the general partners noted above.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The following table summarizes the types and recipients of compensation paid and to be paid to the general partners and affiliates by the Partnership.


                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1998
-----------------------------------------------------------------
Operating Stage:

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

General partners'   The general partners or       $  269,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.










                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1998
-----------------------------------------------------------------
General partners'   A 5 percent interest in       $      ---
interest in cash    cash flow available for
distributions       distribution for any year
- general           until all limited
partners or         partnership unit holders
affiliates          have received an amount
                    equal to a 12 percent
                    non-cumulative annual return
                    on their adjusted invested
                    capital, and 10 percent of
                    the balance of any cash flow
                    available for distribution
                    for such year.

Mortgage            1/4 of 1 percent of the       $      ---
investment          maximum amount funded or to
servicing fees      be funded by the Partnership
                    on mortgage investments
                    serviced by CC
Repayment Stage:

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



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1998.

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

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 31, 1999


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 31, 1999


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 31, 1999


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 31, 1999


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 31, 1999














       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                      A Limited Partnership




                          ANNUAL REPORT
























                            Form 10-K

               Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
               December 31, 1998, 1997 and 1996
          (With Independent Auditors' Report Thereon)






       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                 Items 8, 14(a)(1) and 14(a)(2)
    Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                           Page

   Independent Auditors' Report............................. F-2

   Consolidated Balance Sheets --
     December 31, 1998 and 1997............................. F-3

   Consolidated Statements of Operations --
     Years ended December 31, 1998, 1997 and 1996........... F-5

   Consolidated Statements of Partners' Equity --
     Years ended December 31, 1998, 1997 and 1996........... F-7

   Consolidated Statements of Cash Flows --
     Years ended December 31, 1998, 1997 and 1996........... F-8

   Notes to Consolidated Financial
     Statements............................................ F-11

Schedules

   Schedule III - Consolidated Real Estate Owned
     and Accumulated Depreciation and Amortization......... F-30

   Schedule IV - Mortgage Loans on Real Estate............. F-33

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Orange County, California
March 19, 1999




                                 F-2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets

                   December 31, 1998 and 1997

   Assets                             1998             1997
-----------------------------------------------------------------
Cash and cash
  equivalents (note 5)          $  1,010,000       $    195,000

Real estate loans
  receivable, earning                581,000            215,000
Real estate loans
  receivable from
  unconsolidated investees,
  nonearning (note 5)                 17,000            814,000
-----------------------------------------------------------------
                                     598,000          1,029,000

  Less allowance for
    possible loan losses (note 3)        ---             15,000
-----------------------------------------------------------------
  Net real estate
    loans receivable                 598,000          1,014,000
-----------------------------------------------------------------
Real estate owned, held
  for sale (notes 6 and 7)         4,599,000         10,827,000

  Less allowance for
   possible losses on real
   estate owned (note 4)           1,411,000          2,702,000
-----------------------------------------------------------------
  Net real estate owned            3,188,000          8,125,000
-----------------------------------------------------------------
Due from unconsolidated
  investee                             2,000             16,000
Other assets, net                     22,000              4,000
-----------------------------------------------------------------
                                $  4,820,000       $  9,354,000
=================================================================




                               F-3
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Continued)


                   December 31, 1998 and 1997

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable (note 7)           $    234,000       $     97,000
Accounts payable
  and accrued liabilities             72,000              9,000
Property taxes payable
  on real estate owned                   ---            484,000
-----------------------------------------------------------------
  Total liabilities                  306,000            590,000
-----------------------------------------------------------------

Partners' equity (deficit) --
  29,141 limited partnership units
  outstanding in 1998 and 1997
     General partners                (56,000)          (195,000)
     Limited partners              4,570,000          8,959,000
-----------------------------------------------------------------
     Total partners' equity        4,514,000          8,764,000

Commitments (note 8)
Contingencies (note 9)
-----------------------------------------------------------------
                                $  4,820,000       $  9,354,000
=================================================================












  See accompanying notes to consolidated financial statements
                               F-4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations

         Years ended December 31, 1998, 1997 and 1996

                          1998            1997         1996
-----------------------------------------------------------------
Revenue:
Interest on loans
  to affiliates,
  including fees
  (note 5)            $    16,000    $       ---    $    81,000
Interest on loans
  to nonaffiliates,
  including fees           12,000         22,000         21,000
Interest on
  interest-bearing
  deposits (note 5)        78,000          6,000         21,000
Income from operations
  of real estate owned    160,000        131,000        127,000
Gain on sale of
  real estate owned       192,000            ---            ---
Other                      21,000         11,000          1,000
-----------------------------------------------------------------
    Total revenue         479,000        170,000        251,000
-----------------------------------------------------------------
Expenses:
Provision for
  possible losses
  (notes 3 and 4)         460,000        233,000            ---
Share of losses
  in unconsolidated
  investees (note 5)       96,000        125,000      1,059,000
Operating expenses
  from operations
  of real estate owned     92,000         87,000         76,000
Operating expenses
  from operations
  of real estate owned
  paid to affiliates
  (note 5)                 12,000         12,000         12,000




                               F-5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

               Consolidated Statements of Operations
                           (Continued)

             Years ended December 31, 1998, 1997 and 1996

                           1998           1997           1996
-----------------------------------------------------------------
Expenses associated
  with non-operating
  real estate owned       232,000        378,000        344,000
Depreciation and
  amortization expense      4,000          6,000          8,000
Interest expense           16,000         12,000         16,000
General and
  administrative,
  affiliates (note 5)     257,000        184,000        173,000
General and
  administrative,
  nonaffiliates            64,000         62,000         78,000
-----------------------------------------------------------------
  Total expenses        1,233,000      1,099,000      1,766,000
-----------------------------------------------------------------
Net loss              $  (754,000)   $  (929,000)   $(1,515,000)
=================================================================
Net loss
  per limited
  partnership unit -
    basic and diluted $    (25.87)   $    (31.88)   $    (51.99)
=================================================================













  See accompanying notes to consolidated financial statements
                               F-6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

           Consolidated Statements of Partners' Equity

          Years ended December 31, 1998, 1997 and 1996

                                                       Total
                         General        Limited        Partners'
                         Partners       Partners       Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995   $  (195,000)   $ 11,403,000   $ 11,208,000

Net loss                      ---      (1,515,000)    (1,515,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996      (195,000)      9,888,000      9,693,000

Net loss                      ---        (929,000)      (929,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997      (195,000)      8,959,000      8,764,000

Net loss                      ---        (754,000)      (754,000)

Distribution to
  limited partners            ---      (3,496,000)    (3,496,000)

Reduction in general
  partner deficit capital
  account (note 1)        139,000        (139,000)           ---
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1998   $   (56,000)   $  4,570,000   $  4,514,000
=================================================================









  See accompanying notes to consolidated financial statements
                               F-7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
         Years ended December 31, 1998, 1997 and 1996

                          1998           1997          1996
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                $ (754,000) $   (929,000) $ (1,515,000)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Provision for
   possible losses           460,000       233,000           ---
  Amortization of
   unearned loan fees            ---           ---        (1,000)
  Depreciation and
   amortization expense        4,000         6,000         8,000
  Interest accrued
   to principal on
   loans to affiliates           ---           ---       (82,000)
  Gain on sale of real
   estate owned             (192,000)          ---           ---
  Equity in losses
   of unconsolidated
   investees                  96,000       125,000     1,059,000
Changes in assets
 and liabilities:
(Increase) decrease
   in other assets           (22,000)        2,000         1,000
  Increase (decrease)
   in accounts payable
   and accrued
   liabilities                63,000        (3,000)        6,000
  Increase (decrease) in
   property taxes payable
   on real estate owned     (484,000)      201,000        80,000
  Decrease in payable
   to affiliates                 ---        (1,000)       (2,000)
-----------------------------------------------------------------
  Net cash used in
   operating activities     (829,000)     (366,000)     (446,000)
-----------------------------------------------------------------

                               F-8
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

        Consolidated Statements of Cash Flows (Continued)
         Years ended December 31, 1998, 1997 and 1996
                          1998           1997          1996
-----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected
   on loans                   615,000      293,000       148,000
  Advances on loans
   made to affiliates        (295,000)    (179,000)     (336,000)
  Capital expenditures
   for real estate owned     (154,000)      (2,000)       (2,000)
  Proceeds from sale
   of real estate owned     4,823,000      222,000           ---
  Decrease (increase) in
   restricted cash and
   short term investments         ---       12,000       101,000
  Decrease (increase) in
   due from unconsolidated
   investee                    14,000          ---       (16,000)
-----------------------------------------------------------------
    Net cash provided by
     (used in) investing
     activities             5,003,000      346,000      (105,000)
-----------------------------------------------------------------
Cash flows used in
 financing activities:
  Advances on notes payable   235,000          ---           ---
  Principal payments
   on notes payable           (98,000)     (46,000)      (42,000)
  Distributions to
   limited partners        (3,496,000)         ---           ---
-----------------------------------------------------------------
   Net cash used in
    financing activities   (3,359,000)     (46,000)      (42,000)
-----------------------------------------------------------------
Net decrease in cash and
   cash equivalents           815,000      (66,000)     (593,000)
Cash and cash equivalents
  at beginning of year        195,000      261,000       854,000
-----------------------------------------------------------------
Cash and cash equivalents
  at end of year          $ 1,010,000   $  195,000    $  261,000
=================================================================
                              F-9
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1998, 1997 and 1996


                          1998           1997          1996
-----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Interest paid during
    the year         $    16,000    $     12,000    $      16,000
-----------------------------------------------------------------
Supplemental
  schedule of
  noncash investing
  and financing
  activities:
Decrease in real
  estate owned and
  increase in real
  estate loans
  through sale and
  carryback financing
  of real estate     $       ---    $    200,000    $         ---
Decrease in allowance
  for possible losses
  on real estate loans and
  on real estate owned
  as a result of sales
  and chargeoffs       1,766,000          69,000              ---
Receipt of notes
  receivable as
  partial repayment
  of note receivable     586,000             ---              ---






See accompanying notes to consolidated financial statements
                              F-10
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                  December 31, 1998, 1997, 1996

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

As of December 31, 1998, most of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land
in California declined severely.   As the loans secured by
undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell the remaining real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1996 was $11,316,000, decreasing to $10,827,000 at year end 1997 and decreasing to $4,599,000 at year end 1998.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

Basis of Presentation

The Partnership has formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were PIR Development, Inc., RSA Development, Inc., CTA

                              F-11
Development, Inc., LCR Development, Inc., ("LCR"), and BKS Development, Inc., ("BKS"). All of these corporations are California corporations. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. With the exception of LCR and BKS, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

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

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners

                             F-12
and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. The Partnership had no Cash Available for Distribution during the three years ended December 31, 1998.

Based upon these and various other terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the losses to the limited partners. As a result of the liquidation of the majority of the Partnership's investments in 1998, it has become clear that the amount of the required deficit restoration of the General Partners will not exceed $56,000 and the capital accounts of the General Partners and limited partners have been adjusted to reflect such maximum deficit restoration

Real Estate Loans and Allowance for Possible Losses

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

                             F-13

increased levels of financial difficulty. The Partnership bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.
Real Estate Owned

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. SFAS
121 requires that assets to be disposed of not be depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 1998 and 1997, and is actively marketing all properties using third party brokers or in house sales staff. Management's intent is to attempt to sell all properties within one year, however, it is improbable that the balance of the Partnership's assets will actually be sold in that period.

Loan Fees

Origination fees and direct costs associated with lending are netted and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes. The following is a recap of current and cumulative temporary differences between earnings for generally accepted accounting principles ("GAAP") and taxable earnings.

                               F-14

Current Temporary Differences    Partnership     Corporations        Total
                                 (Unaudited)     (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------
----------
GAAP earnings (loss) for
  the year ended
  December 31, 1998                $ (5,004,000)    $  4,250,000     $
(754,000)
Provision for losses                    (15,000)      (1,291,000)
(1,306,000)
Accrued expenses not deducted
  under the cash basis
  method  of accounting                     ---       (2,665,000)
(2,665,000)
Interest income accrued for
  tax, not per books                    (92,000)             ---
(92,000)
Charge off of loans deducted           (715,000)             ---
(715,000)
Share of losses in
  unconsolidated investees           (1,447,000)             ---
(1,447,000)
Carrying costs expensed for books
  and capitalized for tax purposes          ---         (233,000)
(233,000)
Net operating loss carryforward
  Utilization                               ---          (55,000)
(55,000)
Depreciation                                ---          (16,000)
(16,000)
--------------------------------------------------------------------------------
----------
Taxable loss for the year
  ended December 31, 1998          $ (7,273,000)    $        ---     $
(7,273,000)
================================================================================
==========
Taxable loss allocable to
  General Partner                           ---
================================================================================
==========
Taxable loss per limited
  partner unit                     $    (249.58)
================================================================================
==========

                                           F-15

-----------------------------------------------------------------

Cumulative Temporary Differences as of December 31, 1998
                                     Partnership    Corporations
                                     (Unaudited)     (Unaudited)
-----------------------------------------------------------------
Net operating loss
  carry forwards                     $       ---    $    248,000
Provision for losses                     244,000       1,167,000
Accrued expenses not deducted
  under the cash basis                       ---       2,183,000
Carrying costs expensed for
  books and capitalized
  for tax purposes                           ---         900,000
Depreciation                                 ---         (73,000)
Share of losses in
  unconsolidated investees                (1,000)            ---
-----------------------------------------------------------------
Total cumulative
  temporary differences               $  243,000    $  4,425,000
=================================================================


As of December 31, 1998, the Partnership held approximately $7.6 million in loans and interest receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $152 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances

                              F-16
as of December 31, 1998, 1997 and 1996. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 1998. No deferred tax asset related to the corporations cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate taxable profits in excess of operating loss carryforwards available.
Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,141 weighted average limited partnership units outstanding in 1998, 1997 and 1996.

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

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases. During 1998, 1997 and 1996, the Partnership has recognized gains or losses on the sale of real estate owned as the gains or losses are determinable and the earnings process is complete.

Financial Information about Industry Segments

The Partnership adopted Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). Given that the Partnership is in the process of liquidation, the Partnership has identified

                               F-17
only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

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

Real Estate Loans Receivable - Earning

The net carrying value of earning loans is estimated to be fair value. The loans are carried at their face value. Management believes that the interest rates on these loans is at market rates and that the loans are adequately secured.

Real Estate Loans Receivable from Unconsolidated Investee -
Nonearning

The net carrying value of loans from unconsolidated investee is not estimable due to the uncertainty of the amounts and timing of future payments to be made.

Note Payable

The carrying value of the fixed rate note payable is estimated to be the fair value as its terms are similar to those currently available.

Accounts Payable and Accrued Liabilities, and Property Taxes
Payable

Carrying value is considered to be equal to the fair value of these liabilities as they are due on demand.

                              F-18
 (3)  Allowance for Possible Loan Losses



Changes in the allowance for possible loan losses are as follows:

                          1998            1997          1996
-----------------------------------------------------------------
Balance at
  beginning of year    $    15,000    $     8,000    $     8,000
Loans to affiliates
  and nonaffiliates
  charged-off              (15,000)           ---            ---
Provision for
  possible losses              ---          7,000            ---
-----------------------------------------------------------------
Balance at
  end of year          $       ---    $    15,000    $     8,000
================================================================

At December 31, 1998, there was one loan to an unconsolidated investee which was considered impaired and for which there was no allowance for possible loan losses at December 31, 1998.
However, as discussed in note 5, the unconsolidated investee has recorded substantial operating losses and the Partnership's proportionate share of the losses in unconsolidated investee has reduced the net carrying value of this loan to $17,000 as of December 31, 1998. There was a $295,000 and $179,000 investment in impaired loans for the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1996, the Partnership recognized $16,000 and $81,000 in interest income on these impaired loans. There was no interest income recognized on these impaired loans for the year ended December 31, 1997.
For the year ended December 31, 1998, the Partnership recognized $16,000 in cash basis income on impaired loans. No cash basis income was recognized on these impaired loans for the years ended December 31, 1997 and 1996.









                               F-19
 (4)  Allowance for Possible Losses on Real Estate Owned



Changes in the allowance for possible losses on real estate owned are as follows:

                          1998            1997          1996
-----------------------------------------------------------------
Balance at
  beginning of year    $ 2,702,000    $ 2,545,000    $ 2,545,000
Real estate
  owned charged-off     (1,751,000)       (69,000)           ---
Provision for losses       460,000        226,000            ---
-----------------------------------------------------------------
Balance at
  end of year          $ 1,411,000    $ 2,702,000    $ 2,545,000
=================================================================

 (5)  Transactions with Affiliates

As discussed in note 1, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements; LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership wrote off its investment in and loan receivable from BKS during 1996 when its share of losses equaled its investment and the recovery of any of its investment became unlikely. Accordingly, the 1998 and 1997 consolidated financial statements include only amounts related to the LCR and Silverwood loans and investments.







                              F-20
A summary of these real estate loans receivable from unconsolidated investee as of December 31, 1998 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
50 percent interest
  in unsecured note
  receivable from LCR (a) $      ---    $       ---   $       ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood (a)                 ---            ---           ---

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                  22,000          5,000        17,000
-----------------------------------------------------------------
Totals                   $    22,000    $     5,000   $    17,000
-----------------------------------------------------------------

(a)   The   unpaid   balances  of  these  loans  were   charged   off   by   the
Partnership   during   1998   when   the   collateral   associated   with    the
notes was sold to an unaffiliated party. The Partnership accepted its 50 percent share of the net proceeds from the sale of the collateral and released its security interest in the collateral. Since the proceeds from the sale were less than the balances of the notes, the Partnership charged off the balance of the notes. The cumulative principal balance of the loans charged off was $1,527,000.

The Partnership has not accrued its share of interest on the remaining Silverwood loan of approximately $51,000 as of December
31, 1998.

A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1997 is as follows:



                               F-21

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
50 percent interest
  in unsecured note
  receivable from LCR   $ 1,059,000    $ 1,059,000   $       ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                942,000        377,000       565,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                245,000            ---       245,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                  4,000            ---         4,000
-----------------------------------------------------------------
Totals                  $ 2,250,000    $ 1,436,000   $   814,000
-----------------------------------------------------------------

The Partnership had not accrued its share of interest on the unsecured note receivable from LCR which was approximately
$324,000 as of December 31, 1997.

The Partnership had not accrued its share of interest on three of the Silverwood loans which was approximately $147,000 as of December 31, 1997.

LCR entered into a joint venture agreement entitled Silverwood with Home Devco, ("Home Devco"), an affiliate of the general partners of the Partnership, to construct and sell single-family homes at the project. During 1995, LCR contributed 179 lots which were zoned for single family homes in Lancaster, California to the joint venture as its initial capital contribution. As LCR has a 99.99 percent ownership interest in the joint venture, Silverwood has been consolidated with LCR.

                              F-22
The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996:

                     LCR Development, Inc.
                  Consolidated Balance Sheets

                             December 31,          December 31,
  Assets                         1998                  1997
--------------------------------------------------------------
Cash                          $   11,000          $   11,000
Restricted cash                   20,000              20,000

Real estate owned                119,000           6,950,000
Less allowance for losses
  on real estate investments      17,000           4,063,000
--------------------------------------------------------------
Net real estate owned            102,000           2,887,000

Organization costs                   ---               1,000
--------------------------------------------------------------
                              $  133,000         $ 2,919,000
==============================================================

  Liabilities and Stockholders' Deficit
--------------------------------------------------------------
Notes payable to affiliates:
    CMIF                     $ 2,882,000         $ 4,679,000
    CMIF II                    1,549,000           2,250,000
--------------------------------------------------------------
Total notes payable            4,431,000           6,929,000
Accounts payable
  and accrued liabilities         12,000              38,000
Interest payable to
  affiliates                   1,837,000           1,377,000
Payable to affiliates              5,000              75,000
--------------------------------------------------------------
Total liabilities              6,285,000           8,419,000

Stockholders' deficit         (6,152,000)         (5,500,000)
--------------------------------------------------------------
                             $   133,000         $ 2,919,000
==============================================================

                             F-23
                     LCR Development, Inc.
              Consolidated Statements of Operations

           Years ended December 31, 1998, 1997 and 1996

                           1998           1997          1996
-----------------------------------------------------------------
Revenues
  Housing sales        $ 1,509,000    $   834,000    $   233,000
  Sale of finished lots  1,499,000            ---            ---
----------------------------------------------------------------
                         3,008,000        834,000        233,000
----------------------------------------------------------------

Costs and expenses
  Cost of housing sales  1,437,000        851,000        238,000
  Cost of sale of
    finished lots        1,514,000            ---            ---
  Provision for losses on
   real estate owned       216,000        207,000      2,516,000
  Selling and
   marketing expenses       66,000        131,000        184,000
  General and
   administrative           24,000         64,000        162,000
-----------------------------------------------------------------
                         3,257,000      1,254,000      3,100,000
-----------------------------------------------------------------
Operating loss            (249,000)      (420,000)    (2,867,000)
Interest expense           403,000        361,000        151,000
-----------------------------------------------------------------
Net (loss)             $  (652,000)   $  (781,000)   $(3,018,000)
=================================================================
Interest not included
  in share of losses      (460,000)      (532,000)      (336,000)
-----------------------------------------------------------------
Allocable net loss     $  (192,000)  $   (249,000)   $(2,682,000)
=================================================================
Share of losses
  recorded             $   (96,000)  $   (125,000)   $  (716,000)
=================================================================

Although   the   Partnership   owns  a  50   percent   interest   in   LCR,   it
holds   less   than  50  percent  of  LCR's  debt.   Since  CMIF  has   made   a
$1,250,000 unsecured loan to LCR, CMIF was allocated losses to

                             F-24
the    extent    of   the   unsecured   loan   and   remaining    losses    were
allocated 50 percent to the Partnership and 50 percent to CMIF during 1996. Additionally, the Partnership and CMIF have not recorded interest income in connection with the $1,837,000 of
accrued    interest   payable   to   affiliates   by   LCR    and    Silverwood.
Accordingly,   the   Partnership  has  not  recorded   its   share   of   losses
from    LCR    to    the    extent   that   it   represents   this    nonaccrued
interest income.


        Difference of Allocation of Share of Losses
                                               1998
-----------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1998                     $(3,076,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                    919,000
Loans receivable considered as part
  of the Partnership's investment (b)        1,549,000

Disproportionate loss allocation               625,000
-----------------------------------------------------------------
Net loans receivable                       $    17,000
=================================================================

(b) The Partnership has charged off $1,527,000 of these loans.

As   discussed   above,  the  Partnership  holds  50  percent   of   the   stock
of BKS with CMIF. BKS owned a 283 acre residential tract in Bakersfield, California and foreclosed on this property on August 8, 1994. Bonds and taxes accrued on the property increased from $1,605,000 at December 31, 1995 to $2,085,000 at December 31,
1996. During 1996, the bond holders commenced foreclosure proceedings on the property. Management elected to abandon the property in 1996 due to the fact that land values had not increased. Therefore, during 1996, the Partnership recorded its $343,000 share of losses in connection with BKS which resulted in the Partnership's investment in BKS being reduced to a zero balance. Bonds, property taxes and note payable to affiliates are nonrecourse liabilities and, therefore, the Partnership and BKS have no contingent liability in excess of the property. The

                              F-25
Partnership    has    no    future   obligation   nor   risk    of    additional
losses related to this investee.

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $202,000 $196,000 and $185,000 for such services in 1998, 1997 and 1996, respectively. The Partnership also accrued an additional $67,000 as general and administrative, affiliates expense during 1998. This amount is included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 1998 and represents the Partnership's estimated share of certain severance pay that will become payable in April 1999 (see note 8).

During 1998, 1997 and 1996, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1998, 1997, and 1996 were $131,000, $66,000 and $5,000, respectively. Interest earned on such deposits for 1998, 1997 and 1996 was $16,000, $2,000 and
$5,000, respectively.

 (6)  Real Estate Owned

Real estate owned consists of the following:

                                  December 31,       December 31,
                                      1998               1997
-----------------------------------------------------------------
1. Office building
    in San Bernardino, CA       $    914,000        $    827,000
2. Land in Sacramento, CA          3,685,000           3,637,000
3. Proposed marina and
    condominiums in
    Redwood City, CA                     ---           5,360,000
4. 10.66 acres in Roseville, CA          ---           1,003,000
-----------------------------------------------------------------
Total real estate owned         $  4,599,000        $ 10,827,000
=================================================================

Property number 3 was sold in June 1998 with the Partnership receiving net proceeds of $3,699,000. The Partnership recorded a

                               F-26
$71,000 gain on this sale. Property number 4 was also sold in June 1998 with the Partnership receiving net proceeds of $1,124,000. The Partnership recorded a $121,000 gain on this sale.

The Partnership leases its operating property under several non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1998 are as follows:

Years ending December 31,
-----------------------------------------------------------------
1999                           $  143,000
2000                               39,000
-----------------------------------------------------------------
                               $  182,000
=================================================================

 (7)  Note Payable

Note payable consists of the following:

                                  December 31,       December 31,
                                      1998               1997
-----------------------------------------------------------------
Note payable secured by
  office building in
  San Bernardino, CA,
  repaid during 1998               $      ---         $  97,000
Note payable secured by
  office building in
  San Bernardino, CA,
  with principal and interest
  payable monthly of $1,830;
  interest at 8.64%,
  maturing June 1, 2008               234,000               ---
----------------------------------------------------------------
                                   $  234,000         $  97,000
================================================================



                               F-27
Future principal payments to be paid as of December 31, 1998 are as follows:

Years ending December 31,
-----------------------------------------------------------------
1999                           $   2,000
2000                               2,000
2001                               2,000
2002                               3,000
2003                               3,000
Thereafter                       222,000
-----------------------------------------------------------------
                               $ 234,000
=================================================================

(8)  Commitments

The day to day operations of the Partnership and several other affiliated partnerships are carried on by employees of the corporate general partner, Centennial Corporation ("CC"). CC no longer has any significant operations other than the management of these partnerships who are in the repayment stage. During the first quarter of 1998, several employees resigned from their employment at CC. Their resignations were principally due to the anticipated disposition of the majority of the assets owned by the Partnership and other affiliated partnerships in the relatively near future. The disposition of these assets could reasonably be expected to precipitate layoffs, and given the relatively robust job market in Southern California, where the general partners conduct their operations, these employees opted to secure positions with other companies with more promising futures. As of April 1, 1998, CC employed only six employees. All of the remaining employees had been employed by CC for over ten years and had intimate knowledge of the partnerships' operations. The general partners concluded that it would be in the best interest of the Partnership to provide the remaining employees with some type of incentive for them to continue working for the partnerships until the majority of the partnerships' assets were liquidated. Accordingly, CC entered into twelve-month employment contracts with each of these employees which expire on March 31, 1999. These employment contracts have been guaranteed by the Partnership and the affiliated partnerships. The contracts provided that CC could exercise an option to extend the contract for any employee in three month increments at the end of each calendar quarter if it

                             F-28
determined that such extension was in the best interest of the partnerships. CC has exercised this option for one employee until December 1999. All of the remaining contracts will expire in March 1999. The contracts include an increase in salary of 10 percent and also provide that if these employees remain employed by CC until the end of the contract term, including extensions, they will be entitled to severance pay equal to six months base salary. The maximum total salaries, employer taxes, related benefits and severance pay included in the initial terms of these contracts is approximately $623,000. The Partnership's anticipated share of this cost is estimated to be between $265,000 and $295,000, depending on the amount of time which will be spent by these employees in managing the affairs of the Partnership. The Partnership's share of the cost of these contracts during the year ended December 31, 1998 was approximately $185,000. The Partnership has recorded $67,000 in accrued severance benefits as of December 31, 1998. The Partnership's estimated share of the cost of the contract extension is less than $20,000.

(9)  Contingencies

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.





















                             F-29
                     CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                 A Limited Partnership

Schedule III

                              Consolidated Real Estate Owned
                                     December 31, 1998

                                       Initial                         Costs
Capitalized
                                       Cost to
Subsequent
                                      Partnership                        to
Acquisition

                                         Real Estate
Property                Encumbrances        Owned        Improvements<F3>
Carrying Costs
--------------------------------------------------------------------------------
----------
Office Building
  in San Bernardino     $   234,000     $    800,000     $    114,000        $
---
45 Acres in Sacramento          ---        3,371,000          198,000
116,000
--------------------------------------------------------------------------------
----------
                        $   234,000     $  4,171,000     $    312,000        $
116,000
================================================================================
==========













                                               F-30
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule III

                                   Consolidated Real Estate Owned
                                           (Continued)
                                        December 31, 1998

                           Gross Amount at Which
                            Carried on Books  (F2)

                                                                       Life On
Which
                        Real Estate                      Date
Depreciation
Property                   Owned          Total        Acquired        Is
Computed
--------------------------------------------------------------------------------
----------

Office Building
  in San Bernardino    $   914,000    $   914,000       April 1993        (F1)
45 Acres in Sacramento   3,685,000      3,685,000       March 1992        None
-----------------------------------------------------
                       $ 4,599,000    $ 4,599,000
=====================================================


<F1> Prior to the adoption of SFAS 121, tenant improvements were depreciated over life of leases; building depreciated over 31.5 years

<F2> Aggregate cost for Federal income tax purposes is $5,427,000 at December
31, 1998.

<F3> Improvements are presented net of accumulated depreciation as required per
SFAS 121.

                                               F-31
                  CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                              Consolidated Real Estate Owned
                                      (Continued)
                                   December 31, 1998


The following is a summary of consolidated real estate owned for the years ended
December 31, 1998, 1997, and 1996.

                                     1998              1997               1996
--------------------------------------------------------------------------------
----------
Balance at beginning of year     $ 10,827,000      $ 11,316,000       $
11,314,000
Additions during period:
  Improvements                        154,000             2,000
2,000
Deductions during period:
  Real estate sold                 (4,631,000)         (422,000)               -
--
  Charge-offs                      (1,751,000)          (69,000)               -
--

--------------------------------------------------------------------------------
----------
Balance at year end              $  4,599,000      $ 10,827,000       $
11,316,000
================================================================================
==========








                                             F-32
                       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                    A Limited Partnership

Schedule IV

                                 Mortgage Loans on Real Estate
                                       December 31, 1998
                                Interest               Final
Periodic
Description                       Rate             Maturity Date         Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:


Interest only-
50 percent interest in                                                Balloon
payments of
  first trust deed on                                              $325,000 in
July 1999 &
  157 lots in Lancaster, CA    8% Fixed             April 23, 2000   $745,000 in
July 2000

50 percent interest in
Interest only -
  second trust deed on 157                                           Balloon
payment of
  lots in Lancaster, CA        10% Fixed            April 23, 1999  $100,000 in
April 1999

50 percent interest in
  second trust deed on one
  single family home                                                     P & I
due at
  in Lancaster, CA             Prime + 1%            July 1, 1998
maturity









                                             F-33
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                   December 31, 1998

Principal Amount
                                                                           of
Loan Subject
                                                                            to
Delinquent
                                        Face Amount     Carrying Amount
Principal or
Description              Prior Liens    of Mortgages   of Mortgages (F1)
Interest
--------------------------------------------------------------------------------
----------
Note secured by:
 50 percent interest
   in first trust deed
   on 157 lots in                          $ 1,070,000
   Lancaster, CA             None        (50% - $535,000)     $   531,000
None
 50 percent interest in
   second trust deed on 157  1st TD of        100,000
   lots in Lancaster, CA     $1,070,000    (50% - $50,000)          50,000
None
 50 percent interest
   in second trust deed on one
   single family home                        1,034,000
   in Lancaster, CA         $88,000       (50% - $517,000)        22,000
22,000

Losses from unconsolidated investees                              (5,000)
---
--------------------------------------------------------------------------------
----------
                                                             $   598,000       $
22,000
================================================================================
==========

<F1> Aggregate cost for Federal Income Tax purposes is $603,000 at December 31,
1998.

                                             F-34
                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

Schedule IV
                                   Mortgage Loans on Real Estate
                                            (Continued)
                                        December 31, 1998
The following is a summary of activity for the years ended December 1998, 1997 and 1996.

                                           1998                1997
1996
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $ 1,029,000       $  1,068,000       $
1,856,000
  Additions during period:
   New mortgage
     loans/disbursements                    295,000            179,000
336,000
   Other - Interest
     reserve and amortization                   ---                ---
83,000
   Loans transferred
     from real estate owned                     ---            200,000
---

  Deductions during period:
   Collections of principal                (615,000)          (293,000)
(148,000)
   Chargeoffs                               (15,000)               ---
---
Losses from
     unconsolidated investees               (96,000)          (125,000)
(1,059,000)
--------------------------------------------------------------------------------
----------
Balance at year end                      $  598,000        $ 1,029,000       $
1,068,000
================================================================================
==========


                          See accompanying independent auditors' report.
                                             F-35