Form 10-Q
period 1999-03-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 1999-05-17
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999
                             or

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
                      A Limited Partnership

                   Consolidated Balance Sheets

                                    March 31,        December 31,
                                      1999               1998
   Assets                          (Unaudited)
-----------------------------------------------------------------
Cash and cash equivalents         $    808,000      $  1,010,000

Real estate loans
  receivable, earning                  590,000           581,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 4)                    5,000            17,000
-----------------------------------------------------------------
                                       595,000           598,000

 Less allowance for possible
  loan losses                              ---               ---
-----------------------------------------------------------------
Net real estate loans receivable       595,000           598,000
-----------------------------------------------------------------
Real estate owned, held
  for sale (note 3)                  4,624,000         4,599,000

 Less allowance for possible loan
  losses on real estate owned        1,411,000         1,411,000
-----------------------------------------------------------------
Net real estate owned                3,213,000         3,188,000
-----------------------------------------------------------------







   See accompanying notes to consolidated financial statements
                               1
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)


                                    March 31,        December 31,
                                      1999               1998
   Assets                          (Unaudited)
-----------------------------------------------------------------
Due from affiliates                      2,000             2,000
Other assets, net                       41,000            22,000
-----------------------------------------------------------------
                                  $  4,659,000      $  4,820,000
=================================================================

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable                      $    234,000      $    234,000
Accounts payable and
  accrued liabilities                   20,000            72,000
-----------------------------------------------------------------
   Total liabilities                   254,000           306,000
-----------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  March 31, 1999 and
  December 31, 1998
    General partners                   (56,000)          (56,000)
    Limited partners                 4,461,000         4,570,000
-----------------------------------------------------------------
    Total partners' equity           4,405,000         4,514,000

Contingencies (note 5)
-----------------------------------------------------------------
                                  $  4,659,000      $  4,820,000
=================================================================






   See accompanying notes to consolidated financial statements
                               2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Operations


          For the three months ended March 31, 1999 and 1998

                                       1999             1998
                                   (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees                  $    12,000       $     5,000
Interest on interest-
  bearing deposits                      9,000             2,000
Income from operations
  of real estate owned                 44,000            38,000
Other                                   4,000               ---
-----------------------------------------------------------------
    Total revenue                      69,000            45,000

Expenses:
Share of losses in
  unconsolidated investee                 ---            54,000
Operating expenses
  from operations of
  real estate owned                    20,000            19,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliates                    3,000             3,000
Expenses associated
  with non-operating
  real estate owned                    13,000           125,000
Depreciation and
  amortization expense                  1,000             1,000
Interest expense                        5,000             2,000






   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)

      For the three months ended March 31, 1999 and 1998

                                       1999             1998
                                   (Unaudited)      (Unaudited)
-----------------------------------------------------------------
General and administrative,
  affiliates                          111,000            45,000
General and administrative,
  nonaffiliates                        25,000            14,000
-----------------------------------------------------------------
    Total expenses                    178,000           263,000
-----------------------------------------------------------------
  Net loss                        $  (109,000)      $  (218,000)
=================================================================
Net loss per limited
  partnership unit                $     (3.74)      $     (7.48)
=================================================================






















   See accompanying notes to consolidated financial statements
                              4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statement of Partners' Equity


             For the three months ended March 31, 1999
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
                       (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------------------
Balance at
  December 31, 1998   $   (56,000)   $  4,570,000   $  4,514,000

Net loss                      ---        (109,000)      (109,000)
-----------------------------------------------------------------
Balance at
  March 31, 1999      $   (56,000)   $  4,461,000   $  4,405,000
=================================================================
























   See accompanying notes to consolidated financial statements
                               5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Cash Flows


      For the three months ended March 31, 1999 and 1998


                                       1999             1998
                                    (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                         $  (109,000)     $ (218,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and
      amortization expense                 ---           1,000
     Equity in losses of
      unconsolidated investee              ---          54,000
Changes in assets
  and liabilities:
   Increase in other assets            (19,000)        (11,000)
Increase (decrease) in
    accounts payable and
    accrued liabilities                (52,000)         19,000
   Increase in interest
    and taxes payable
    on real estate owned                   ---          68,000
-----------------------------------------------------------------
Net cash used in
  operating activities                (180,000)        (87,000)
-----------------------------------------------------------------










   See accompanying notes to consolidated financial statements
                               6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Continued)

       For the three months ended March 31, 1999 and 1998
                                       1999             1998
                                    (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected on loans         12,000         236,000
   Advances on loans                    (9,000)            ---
   Capital expenditures for real
     estate owned                      (25,000)            ---
-----------------------------------------------------------------
Net cash provided by (used in)
  investing activities                 (22,000)        236,000
-----------------------------------------------------------------
Cash flows used in
  financing activities:
   Principal payments on
    notes payable                          ---         (12,000)
-----------------------------------------------------------------
Net increase (decrease) in cash       (202,000)        137,000

Beginning cash and
  cash equivalents                   1,010,000         195,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                      $   808,000      $   332,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during the
     quarter for:
       Interest                    $     5,000      $     2,000








See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                          (Unaudited)

                     March 31, 1999 and 1998

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

As of March 31, 1999, most of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.
Results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.
                              8
Information pertaining to the three months ended March 31, 1999 and 1998 is unaudited and condensed inasmuch as it does not
include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

Financial Information about Industry Segments

The Partnership adopted Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Given that the
Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.
Net Loss per Limited Partnership Unit

Net loss per limited partnership unit was based on the weighted average number of limited partnership units outstanding of 29,141 for all periods presented.



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      March 31,      December 31,
                                        1999             1998
-----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $   939         $   914
2.  Land in Sacramento, CA             3,685           3,685
-----------------------------------------------------------------
Total real estate owned              $ 4,624         $ 4,599
=================================================================



                              9
(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 1999 or 1998.

The Partnership owns 50 percent of the outstanding capital stock of a corporation which has not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR"). The balance of outstanding capital stock in this corporation is owned by Centennial Mortgage Income Fund, ("CMIF"), an affiliate. LCR invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes in Lancaster, California. The Partnership has participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR , and therefore, the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable. During 1998, the Partnership charged off the remaining balances of all but one of these loans against the cumulative LCR losses that it had recorded.

At March 31, 1999, the Partnership had a 50 percent participation in a single loan from Silverwood which is now unsecured. The Partnership's disbursed balance of this loan at March 31, 1999 is $10,000 and the Partnership had applied $5,000, the balance of cumulative losses from unconsolidated investee against the carrying value of the note as of the same date.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this

                            10
corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998:

                     LCR Development, Inc.
                    Consolidated Balance Sheets
                          (Unaudited)

                                    March 31,       December 31,
  Assets                              1999              1998
-----------------------------------------------------------------
Cash                                $  2,000     $    11,000
Restricted cash                       30,000          20,000

Real estate owned                        ---         119,000
Less allowance for losses
  on real estate investment              ---          17,000
-----------------------------------------------------------------
Net real estate owned                    ---         102,000

-----------------------------------------------------------------
                                      32,000     $   133,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                             2,784,000     $ 2,882,000
  CMIF II                          1,535,000       1,549,000
-----------------------------------------------------------------
Total notes payable                4,319,000       4,431,000

Accounts payable and accrued
  liabilities                          8,000          12,000
Interest and taxes payable
  on real property                 1,925,000       1,837,000
Payable to affiliates                 19,000           5,000
-----------------------------------------------------------------
Total liabilities                  6,271,000       6,285,000

Stockholders' deficit             (6,239,000)     (6,152,000)
-----------------------------------------------------------------
                                      32,000     $   133,000
=================================================================

                             11
                   LCR Development, Inc.
            Consolidated Statements of Operations
                       (Unaudited)

                                  Three months     Three months
                                      ended           ended
                                  March 31, 1999   March 31, 1998
-----------------------------------------------------------------
Housing sales                     $   123,000    $   418,000

Cost of housing sales                 118,000        383,000
Provision for losses                      ---        135,000
Selling and marketing expenses          1,000         24,000
General and administrative expenses       ---          9,000
-----------------------------------------------------------------
Operating income (loss)                 4,000       (133,000)
Interest expense                       90,000        105,000
-----------------------------------------------------------------
Net loss before income taxes          (86,000)      (238,000)
Income taxes                            1,000          1,000
-----------------------------------------------------------------
Net loss                              (87,000)      (239,000)
=================================================================
Interest expense not included
  in share of losses                  (87,000)      (131,000)
-----------------------------------------------------------------
Allocable net loss                $       ---    $  (108,000)
=================================================================
Share of loss recorded            $       ---    $   (54,000)
=================================================================

(5) CONTINGENCIES

There are no material pending legal proceedings.












                             12
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(109,000) and $(3.74) and $(218,000) and $(7.48) for the
three months ended March 31, 1999 and March 31, 1998, respectively.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of March 31, 1999, the Partnership held only cash, three notes secured by real estate, and two properties.

                             13
Management anticipates that the Partnership will hold a lesser number of assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to valuation risk as a result of the year 2000 issues, other than general economic climate issues that might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership had $808,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at March 31, 1999. Sources of funds are expected to be from the sale of real estate owned and the payoff or paydown of notes receivable. Future operations of real estate owned are not expected to be a significant source of funds. The Partnership received paydowns on loans totaling $12,000 during the three months ended March 31, 1999.

As of March 31, 1999, the Partnership has entered into a purchase and sale agreement to sell a portion of the 45 acres in Sacramento with an aggregate book value before allowance for losses of approximately $900,000. Management currently estimates that the net sale proceeds from this transaction, if consummated, will be approximately equal to the net book value after allowances for losses. The buyer's contingency periods provided for in the contract have expired and the buyer released a $50,000 deposit against the purchase price to the Partnership during April 1999. The escrow is scheduled to close in June 1999. This

                             14
sale is subject to numerous uncertainties and there is no assurance that the transaction will be consummated.

The Partnership's notes payable commitments for the next year consist of interest and principal payments due of approximately $22,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $52,000 payable during the next twelve months, and (ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

Through the latter part of 1997, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate owned balances, these potential operating costs were considered to be very significant. As a result of the substantial decrease in real estate owned which occurred during 1998, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998.

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



                             15
RESULTS OF OPERATIONS

Interest income on loans to nonaffiliates, including fees was $12,000 and $5,000 for the three months ended March 31, 1999 and 1998, respectively. The increase can be attributed to an increase in the average balances of these loans in the latter part of 1998 and continuing into the first quarter of 1999.

The real estate owned balance at March 31, 1999 and 1998 was $4,624,000 and $8,125,000, respectively.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS

The Partnership holds an investment in LCR and accounts for its investment in LCR using the equity method. LCR has invested in a joint venture, Silverwood which has constructed homes. The Partnership made a series of loans to LCR and Silverwood from 1994 to 1997. The Partnership treated these loans as a component of its investment in LCR and reduced the carrying value of the loans by its share of losses recorded by LCR.

All of the loans to LCR and Silverwood were on nonaccrual status during all of 1998 and in the first quarter of 1999. The Partnership's share of the outstanding balances of loans to LCR and Silverwood as of March 31, 1999 was $1,535,000. All of these loans have become unsecured as a result of the Partnership releasing its liens in exchange for principal reductions. The Partnership charged off all but one of these loans during the fourth quarter of 1998 against its previously recorded share of losses incurred by LCR. The Partnership's share of the remaining loan was $10,000 as of March 31, 1999 and the Partnership had reduced its carrying value of this loan by $5,000 which represents the remaining portion of its share of losses incurred by LCR.


REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a

                             16
second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 83 percent leased as of December 31, 1998 and 92 percent leased as of March 31, 1999, however, a number of leases expire in 1999 and occupancy levels could decline as a result. The property generated net operating income of $21,000 and $16,000 during the three months ended March 31, 1999 and 1998, respectively. The property is being marketed for sale and management has seen an increase in interest in the property as a result of the installation of an elevator. The carrying value before allowance for possible losses at March 31, 1999 was $939,000. The Partnership has recorded a $261,000 allowance for losses related to this property as of March 31, 1999. As of March 31, 1999, the property was encumbered by a note secured by a first trust deed of $234,000 which matures June 1, 2008.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. During the first quarter of 1998, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. The purchase price was $875,000 and the transaction was subject to the buyer obtaining certain senior housing tax credits through a governmental lottery. The buyer did not receive the tax credits and escrow was cancelled. During the first quarter of 1999, the Partnership again opened escrow with a new buyer for a purchase price of $900,000 on the 9.45 acre portion of the property. The buyer's contingency periods provided for in the contract have expired and the buyer released a $50,000 deposit against the purchase price to the Partnership during April 1999. The escrow is scheduled to close at the end of the second quarter of 1999. However, there is no assurance

                             17
that this transaction will ever be consummated. Both the parcel sold and the parcel in escrow are zoned for residential use. The balance of the property is zoned for industrial/commercial use. There has been only limited industrial/commercial use development activity in the area surrounding this property during the past couple of years. In light of this limited activity and management's objective of liquidating the Partnership's remaining assets as soon as practical, management may elect to sell this property at prices below its March 31, 1998 appraised value. Accordingly, the Partnership recorded an additional $504,000 provision for losses against the carrying value of this property during 1998. At March 31, 1999, the carrying value before allowance for possible losses was $3,685,000. The Partnership had recorded a $1,150,000 allowance for losses related to this property as of March 31, 1999 and December 31, 1998.

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




                             18
INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $9,000 and $2,000 for the three months ended March 31, 1999 and 1998, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in 1999 is primarily attributable to an increase in the average balance of cash and cash equivalents.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $44,000 and $38,000 for the three months ended March 31, 1999 and 1998, respectively. The 1999 and 1998 revenues are from the office building in San Bernardino. The increase during 1999 resulted from increased occupancy levels. Rental rates remained relatively flat.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 1999 or 1998. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at March 31, 1999 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.


SHARE OF LOSSES IN UNCONSOLIDATED INVESTEE

The Partnership has invested in a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $-0- and $54,000 for the three months ended March 31, 1999 and 1998, respectively. The 1998 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR. By the end of 1998, LCR had liquidated most of its assets and as a result, virtually no gain or loss was recorded by LCR during the three months ended March 31, 1999 other than interest accruing as payable to the Partnership and CMIF, an affiliate. Since the Partnership did not accrue this interest as income, it did not record its share of the loss resulting from this interest expense recorded by LCR.



                             19
OTHER EXPENSES

Operating expenses from operations of real estate owned were $20,000 and $19,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses were associated with the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $3,000 for both the three months ended March 31, 1999 and 1998. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $13,000 and $125,000 for the three months ended March 31, 1999 and 1998, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville. The decrease for the three months ended March 31, 1999 is primarily due to sale of the proposed marina and condominiums and the 10.66 acres in Roseville during the second quarter of 1998.

Depreciation and amortization expense was $1,000 for both the three months ended March 31, 1999 and 1998.

Interest expense was $5,000 and $2,000 for the three months ended March 31, 1999 and 1998, respectively. The interest expense relates to the office building in San Bernardino. The increase for 1999 is due to the refinance of the note secured by the office building in San Bernardino during 1998 and the resulting increase in principal outstanding on the new note.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $111,000 and $45,000, respectively, for the three months ended March 31, 1999 and 1998. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase from 1998 to 1999 is due to several factors discussed below that were associated with the termination of five employment contracts effective March 31, 1999.

CC, the corporate general partner, entered into twelve month employment contracts with six employees on Apri1 1, 1998. These contracts were guaranteed by the Partnership. At that time, CC had no significant operations other than the management of the operations of the Partnership and several other affiliated partnerships. These affiliated partnerships were also in the process of liquidating.

                              20
After several CC employees resigned, the General Partners concluded that it was in the best interest of the Partnership to enter into contracts to provide the remaining employees an incentive to continue working for CC until such time as the majority of the Partnership's remaining assets could be liquidated.

The employment contracts provided for a ten percent increase in base compensation and six months of severance pay if the employees remained employed by the general partner until the end of their contract term. All of the employees remained until the end of their contract terms. Effective March 31, 1999, CC reduced its employees to one full time and two part time employees. The Partnership's non cash assets decreased from $8,879,000 as of March 31, 1998 to $3,851,000 as of March 31,
1999.

Approximately $29,000 of the increase in salary allocations during the quarter ended March 31, 1999 were the result of severance and vacation pay paid to the terminated employees. The increase in base pay accounted for an additional $5,000 of the increase. Approximately $10,000 of the increase was associated with an increase in the percentage of salaries allocated to the Partnership as a result of its increased share of assets being managed by CC.

 Future salary allocations from CC are expected to be substantially lower than in the first quarter of 1999 as a result of the termination of these employment contracts.

General and administrative expenses, nonaffiliates totaled $25,000 and $14,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase in 1999 is principally to an increase in printing costs associated with mailings to investors and an increase in audit fees.











                             21


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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                      May 15, 1999


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                      May 15, 1999


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                              May 15, 1999