Form 10-Q
period 1999-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1999-08-16
CIK 773337

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999
                             or

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
                      A Limited Partnership

                   Consolidated Balance Sheets

                                    June 30,         December 31,
   Assets                             1999               1998
                                  (Unaudited)
-----------------------------------------------------------------
Cash and cash
  equivalents                     $  1,697,000      $  1,010,000

Real estate loans
  receivable, earning                  540,000           581,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 4)                    5,000            17,000
-----------------------------------------------------------------
Net real estate loans receivable       545,000           598,000
-----------------------------------------------------------------

Real estate owned, held
  for sale (note 3)                  3,782,000         4,599,000

 Less allowance for possible
  losses on real estate owned        1,411,000         1,411,000
-----------------------------------------------------------------
Net real estate owned                2,371,000         3,188,000
-----------------------------------------------------------------











   See accompanying notes to consolidated financial statements
                               1
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)

                                    June 30,         December 31,
   Assets                             1999               1998
                                   (Unaudited)
-----------------------------------------------------------------
Due from affiliate                       2,000             2,000
Other assets, net                       27,000            22,000
-----------------------------------------------------------------
                                  $  4,642,000      $  4,820,000
=================================================================

Liabilities and Partners' Equity
-----------------------------------------------------------------
Note payable                      $    233,000      $    234,000
Accounts payable and
  accrued liabilities                   22,000            72,000
-----------------------------------------------------------------
   Total liabilities                   255,000           306,000
-----------------------------------------------------------------

Partners' equity (deficit)
  -- 29,141 limited partnership
  units outstanding at
  June 30, 1999 and
  December 31, 1998
    General partners                   (56,000)          (56,000)
    Limited partners                 4,443,000         4,570,000
-----------------------------------------------------------------
    Total partners' equity           4,387,000         4,514,000

Contingencies (note 5)
-----------------------------------------------------------------
                                  $  4,642,000      $  4,820,000
=================================================================






   See accompanying notes to consolidated financial statements
                               2
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Operations
                          (Unaudited)

                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                      1999       1998        1999       1998
-----------------------------------------------------------------
Revenue:
Interest income
  on loans to
  nonaffiliates,
  including fees  $   24,000   $    3,000  $  12,000  $      ---
Interest on
  interest-bearing
  deposits            17,000        5,000      8,000       3,000
Income from
  operations of
  real estate owned   92,000       76,000     48,000      38,000
Gain on sale of
  real estate
  owned                  ---      192,000        ---     192,000
Other income           6,000        7,000      2,000       5,000
-----------------------------------------------------------------
   Total revenue     139,000      283,000     70,000     238,000

Expenses:
Share of losses in
  unconsolidated
  investee               ---       75,000        ---      21,000
Operating expenses
  from operations
  of real
  estate owned        43,000       34,000     23,000      15,000
Operating expenses
  from operations
  of real estate
  owned paid
  to affiliates        6,000        6,000      3,000       3,000




   See accompanying notes to consolidated financial statements
                              3
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)
                          (Continued)
                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                      1999       1998        1999       1998
-----------------------------------------------------------------
Expenses
  associated with
  non-operating
  real estate owned   25,000      189,000     12,000      64,000
Depreciation and
  amortization
  expense              2,000        2,000      1,000       1,000
Interest expense      10,000        6,000      5,000       4,000
General and
  administrative,
  affiliates         137,000      124,000     26,000      79,000
General and
  administrative,
  nonaffiliates       43,000       29,000     18,000      15,000
-----------------------------------------------------------------
   Total expenses    266,000      465,000     88,000     202,000
-----------------------------------------------------------------
  Net income
  (loss)          $ (127,000)  $ (182,000) $ (18,000) $   36,000
=================================================================
Net income (loss)
  per limited
  partnership
  unit            $    (4.36)  $    (6.25) $    (.62) $     1.24
=================================================================










   See accompanying notes to consolidated financial statements
                              4
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statement of Partners' Equity
                          (Unaudited)

             For the six months ended June 30, 1999
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1998   $   (56,000)   $  4,570,000   $  4,514,000

Net loss                      ---        (127,000)      (127,000)
-----------------------------------------------------------------
Balance (deficit) at
  June 30, 1999       $   (56,000)   $  4,443,000   $  4,387,000
=================================================================

























   See accompanying notes to consolidated financial statements
                               5
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                          (Unaudited)

      For the six months ended June 30, 1999 and 1998

                                       1999             1998
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                         $  (127,000)     $ (182,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Gain on sale of
     real estate owned                     ---        (192,000)
    Depreciation expense                 2,000           2,000
    Equity in losses of
     unconsolidated investee               ---          75,000
Changes in assets
 and liabilities:
  Increase in other assets              (7,000)        (34,000)
  Decrease in due
   from affiliates                         ---           1,000
Increase (decrease) in
   accounts payable and
   accrued liabilities                 (50,000)         28,000
  Increase (decrease) in
   interest and taxes payable
   on real estate owned                    ---        (484,000)
-----------------------------------------------------------------
Net cash used in
  operating activities                (182,000)       (786,000)
-----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected on loans         62,000         200,000
  Advances on loans made
   to unconsolidated
   investee (note 5)                   (9,000)       (282,000)



   See accompanying notes to consolidated financial statements
                               6
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Consolidated Statements of Cash Flows
                          (Unaudited)
                          (Continued)

       For the six months ended June 30, 1999 and 1998
                                       1998             1997
-----------------------------------------------------------------
  Additions to real
   estate owned                        (25,000)        (35,000)
  Proceeds from sale of
   real estate owned                   842,000       4,823,000
-----------------------------------------------------------------
Net cash provided by
  investing activities                 870,000       4,706,000
-----------------------------------------------------------------
Cash flows from
 financing activities:
  Principal payments on
   notes payable                        (1,000)        (97,000)
  Advances on
   notes payable                           ---         235,000
-----------------------------------------------------------------
Net cash provided by (used in)
  financing activities                  (1,000)        138,000
-----------------------------------------------------------------
Net increase in
  cash and cash equivalents            687,000       4,058,000

Beginning cash and
  cash equivalents                   1,010,000         195,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                      $ 1,697,000      $4,253,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during the
     six month period for:
       Interest                    $    10,000      $    5,000



See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                          (Unaudited)

                     June 30, 1999 and 1998

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

As of June 30, 1999, most of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three months ended June 30, 1999 and 1998 are not necessarily indicative of results which may be expected

                              8
for any other interim period, or for the year as a whole.
Information pertaining to the six and three months ended June 30, 1999 and 1998 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      June 30,       December 31,
                                        1999             1998
-----------------------------------------------------------------
1.  Office building in
      San Bernardino, CA             $   939         $   914
2.  Land in Sacramento, CA             2,843           3,685
-----------------------------------------------------------------
Total real estate owned              $ 3,782         $ 4,599
=================================================================

                                 9
(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six months ended June 30, 1999 or 1998.

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

At June 30, 1999, the Partnership had a 50 percent participation in a single loan from Silverwood which is now unsecured. The Partnership's disbursed balance of this loan at June 30, 1999 is $10,000 and the Partnership had applied $5,000, the balance of cumulative losses from unconsolidated investee against the carrying value of the note as of the same date.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this

                                 10
corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at June
30, 1999 and December 31, 1998 and for the six months ended June
30, 1999 and 1998:

                       LCR Development, Inc.
                    Consolidated Balance Sheet

                                       June 30,   December 31,
                                         1999         1998
  Assets                             (Unaudited)
-----------------------------------------------------------------
Cash                                $    10,000    $     11,000
Restricted cash                          10,000          20,000

Real estate owned,                          ---         119,000
Less allowance for losses
  on real estate investment                 ---          17,000
-----------------------------------------------------------------
Net real estate owned                       ---         102,000
-----------------------------------------------------------------
                                    $    20,000     $   133,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                              $ 2,782,000     $ 2,882,000
  CMIF II                             1,537,000       1,549,000
-----------------------------------------------------------------
Total notes payable                   4,319,000       4,431,000

Accounts payable
  and accrued liabilities                 6,000          12,000
Interest and taxes payable
  on real property                    2,036,000       1,837,000
Payable to affiliates                     9,000           5,000
-----------------------------------------------------------------
Total liabilities                     6,370,000       6,285,000

Stockholders' deficit                (6,350,000)     (6,152,000)
-----------------------------------------------------------------
                                    $    20,000     $   133,000
=================================================================

                             11
                     LCR Development, Inc.
              Consolidated Statement of Operations
                         (Unaudited)

                                      Six months     Six months
                                         ended          ended
                                     June 30, 1999  June 30, 1998
-----------------------------------------------------------------
Housing sales                       $   123,000     $   515,000

Cost of housing sales                   118,000         481,000
Provision for losses                        ---         178,000
Selling and marketing expenses            1,000          47,000
General and administrative expenses         ---          19,000
-----------------------------------------------------------------
Operating income (loss)                   4,000        (209,000)
Interest expense                        201,000         206,000
-----------------------------------------------------------------
Net loss before income taxes           (197,000)       (415,000)
Income taxes                              1,000           1,000
-----------------------------------------------------------------
Net (loss)                             (198,000)       (416,000)
=================================================================
Interest not included
  in share of losses                   (198,000)       (265,000)
-----------------------------------------------------------------
Allocable net loss                 $        ---     $  (151,000)
=================================================================
Share of loss recorded             $        ---     $   (75,000)
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

The Partnership had net losses and losses per limited partnership unit of $(127,000) and $(4.36) and $(182,000) and $(6.25) for the
six months ended June 30, 1999 and 1998, respectively.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of June 30, 1999, the Partnership held only cash, two notes secured by real estate, and two properties. Management anticipates that the Partnership will hold a lesser number of

                             13
assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to valuation risk as a result of the year 2000 issues, other than general economic climate issues that might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

Although the Partnership has made some changes already to its software, all of these changes have not been tested. The Partnership has begun testing changes made to its existing software and intends to continue such testing over the next few months. The Partnership has not, and does not contemplate spending any significant amount of funds to upgrade its computer systems inasmuch as virtually all of its computer needs could easily be met with existing "over the counter" software and hardware. The cost of this software and hardware, if needed, should not exceed $10,000. The only exception to this is the computer software which the Partnership uses to track its limited partners and their addresses. The Partnership has made a preliminary evaluation of this software with its outside software consultant and believes that it can be modified for less than $10,000. Even if attempts to correct deficiencies in the software without spending significant sums are not successful, the Partnership anticipates that it could convert its systems to standard spreadsheet or data base programs at a nominal cost.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Partnership had $1,697,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at June 30, 1999. Sources of funds are expected to be from the sale of real estate owned and the payoff or paydown of notes receivable. Future operations of real estate owned are not expected to be a significant source of funds. During June 1999, the Partnership received $842,000 in net cash proceeds from the sale of a portion of the 45 acres in Sacramento. The Partnership also received paydowns on loans totaling $62,000 during the six months ended June 30, 1999.

As of June 30, 1999, the Partnership has entered into a purchase and sale agreement to sell the balance of the 45 acres in Sacramento which had an aggregate book value after allowance for losses of approximately $1,693,000 as of that same date. The Partnership has also entered into a purchase and sale agreement to sell the office building in San Bernardino which had an aggregate book value after allowance for losses of approximately $678,000. Management currently estimates that the net sale proceeds from these transactions, if consummated, would be

                              14
approximately $100,000 greater than the net book value after allowances for losses. Both agreements provide for contingency periods which have not expired and which would allow the buyer to terminate the agreement if their due diligence reveals any facts which they deem unacceptable. These sales are subject to these and numerous other uncertainties and there can be no assurance that either of these transactions will be consummated.

The Partnership's notes payable commitments for the next year consist of interest and principal payments due of approximately $22,000 payable during the next twelve months. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $35,000 payable during the next twelve months, and (ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

Through the latter part of 1997, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate owned balances, these potential operating costs were considered to be very significant. As a result of the substantial decrease in real estate owned which occurred during 1998, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998. It is possible, if the transactions discussed above are consummated, that the Partnership could make another distribution to limited partners prior to the end of 1999.

The general partners have had discussions with legal counsel regarding the amount of cash reserves that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least

                              15
$1,000,000 in cash reserves to be available to defend the Partnership in any future litigation which may arise. It is expected that these reserves will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans to nonaffiliates, including fees was $24,000 and $12,000 for the six and three months ended June 30, 1999, respectively. Interest income on loans to nonaffiliates, including fees was $3,000 and $-0- for the six and three months ended June 30, 1998, respectively. The increase can be attributed to an increase in the average balances of these loans in the latter part of 1998 which resulted from the sale of property. These increased receivable balances continued into the first six months of 1999.

Interest on interest-bearing deposits totaled $17,000 and $8,000 for the six and three months ended June 30, 1999, respectively. Interest on interest-bearing deposits totaled $5,000 and $3,000 for the six and three months ended June 30, 1998, respectively Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in 1999 is primarily attributable to an increase in the average balance of cash and cash equivalents.

The following sections entitled Nonaccrual Loans and Real Estate
Owned provide a detailed analysis of these assets.

NONACCRUAL LOANS AND REAL ESTATE OWNED

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

All of the loans to LCR and Silverwood were on nonaccrual status during all of 1998 and in the first quarter of 1999. The Partnership's share of the outstanding balances of loans to LCR and Silverwood as of June 30, 1999 was $1,537,000. All of these loans have become unsecured as a result of the Partnership

                             16
releasing its liens in exchange for principal reductions. The Partnership charged off all but one of these loans during the fourth quarter of 1998 against its previously recorded share of losses incurred by LCR. The Partnership's share of the remaining loan was $10,000 as of June 30, 1999 and the Partnership had reduced its carrying value of this loan by $5,000 which represents the remaining portion of its share of losses incurred by LCR.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 83 percent leased as of December 31, 1998 and 87 percent leased as of June 30, 1999, however, a number of leases expire in 1999 and occupancy levels could decline as a result. The property generated net operating income of $43,000 and $36,000 during the six months ended June 30, 1999 and 1998, respectively. The property has been marketed for sale and management has seen an increase in interest in the property as a result of the installation of an elevator. The carrying value before allowance for possible losses at June 30, 1999 was $939,000. The Partnership has recorded a $261,000 allowance for losses related to this property as of June 30, 1999. As of June 30, 1999, the property was encumbered by a note secured by a first trust deed of $233,000 which matures June 1, 2008. The Partnership has entered into a purchase and sale agreement to sell this property. The agreement provides for a contingency period which has not expired and which would allow the buyer to terminate the agreement if their due diligence reveals any facts which they deem unacceptable. The sale is subject to this and numerous other uncertainties and there can be no assurance that this transaction will be consummated.

45 Acres in Sacramento, California


                             17
The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility for a purchase price of $900,000. The escrow closed in June 1999 and the Partnership received approximately $842,000 in net cash proceeds from the sale. The sale did not result in any gain or loss. Both the sold parcels are zoned for residential use. The balance of the property is zoned for industrial/commercial use. There has been only limited industrial/commercial use development activity in the area surrounding this property during the past couple of years. In light of this limited activity and management's objective of liquidating the Partnership's remaining assets as soon as practical, management determined that it might elect to sell this property at prices below its March 31, 1998 appraised value. Accordingly, the Partnership recorded an additional $504,000 provision for losses against the carrying value of this property during 1998. At June 30, 1999, the carrying value before allowance for possible losses was $2,843,000. The Partnership had recorded a $1,150,000 allowance for losses related to this property as of June 30, 1999 and December 31, 1998. The Partnership has entered into a purchase and sale agreement to sell this property. The agreement provides for a contingency period which has not expired and which would allow the buyer to terminate the agreement if their due diligence reveals any facts which they deem unacceptable. The sale is subject to this and numerous other uncertainties and there can be no assurance that this transaction will be consummated.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of

                             18
October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property had been in escrow since 1996 for a purchase price of $4,000,000. Due to some pending costs to resolve access issues, the price was reduced to $3,900,000. It closed escrow June 12, 1998 and the Partnership received net proceeds from the sale of $3,699,000. The Partnership recorded a $71,000 gain on sale on this transaction.


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

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned totaled $92,000 and $48,000 for the six and three months ended June 30, 1999, respectively. Income from operations of real estate owned totaled $76,000 and $38,000 for the six and three months ended June 30, 1998, respectively. The 1999 and 1998 revenues are from the office building in San Bernardino. The increase during 1999 resulted from increased occupancy levels. Rental rates remained relatively flat.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six months ended June 30, 1999 or 1998. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at June 30, 1999 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEE

The Partnership has invested in a corporation in which it has less than a majority ownership and accounts for this investment

                              19
using the equity method. The Partnership's share of losses in this unconsolidated investee was $75,000 and $21,000 for the six and three months ended June 30, 1998, respectively. There were no losses recorded during the six months ended June 30, 1999.
The 1998 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR. By the end of 1998, LCR had liquidated most of its assets and as a result, virtually no gain or loss was recorded by LCR during the six months ended June 30, 1999 other than interest accruing as payable to the Partnership and CMIF, an affiliate. Since the Partnership did not accrue this interest as income, it did not record its share of the loss resulting from this interest expense recorded by LCR.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $43,000 and $23,000 for the six and three months ended June 30, 1999, respectively. Operating expenses from operations of real estate owned were $34,000 and $15,000 for the six and three months ended June 30, 1998, respectively. These expenses were associated with the office building in San Bernardino. The increase for the three and six month periods in 1999 are primarily attributable to several air conditioning units being replaced and an increase in property tax expense. The 1998 property tax expense included a retroactive credit due to an assessment value appeal previously filed by the Partnership.

Operating expenses from operations of real estate owned paid to affiliates were $6,000 for both the six months ended June 30, 1999 and 1998. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $25,000 and $12,000 for the six and three months ended June 30, 1999, respectively. Expenses associated with non-operating real estate owned were $189,000 and $64,000 for the six and three months ended June 30, 1998, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville. The decrease for the six and three months ended June 30, 1999 is primarily due to sale of the proposed marina and condominiums and the 10.66 acres in Roseville during the second quarter of 1998.

Depreciation and amortization expense was $2,000 for both the six months ended June 30, 1999 and 1998.

Interest expense was $10,000 and $5,000 for the six and three

                             20
months ended June 30, 1999, respectively. Interest expense was $6,000 and $4,000 for the six and three months ended June 30, 1998, respectively. The interest expense relates to the office building in San Bernardino. The increase for 1999 is due to the refinance of the note secured by the office building in San Bernardino during 1998 and the resulting increase in principal outstanding on the new note.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $137,000 and $26,000 for the six and three months ended June 30, 1999, respectively. General and administrative expenses, affiliates totaled $124,000 and $79,000 for the six and three months ended June 30, 1998, respectively. General and administrative expenses, affiliates totaled $111,000 and $45,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. There was a significant increase in these expenses during the first quarter of 1999 due to several factors discussed below that were associated with the termination of five employment contracts effective March 31, 1999. As a result of the termination of the contracts and the reduction of employees which occurred on April 1, 1999, these expenses decreased significantly during the three months ended June 30, 1999 when compared with either the three months ended June 30, 1998 or the three months ended March 31, 1999.

CC, the corporate general partner, entered into twelve month employment contracts with six employees on Apri1 1, 1998. These contracts were guaranteed by the Partnership. At that time, CC had no significant operations other than the management of the operations of the Partnership and several other affiliated partnerships. These affiliated partnerships were also in the process of liquidating. After several CC employees resigned, the General Partners concluded that it was in the best interest of the Partnership to enter into contracts to provide the remaining employees an incentive to continue working for CC until such time as the majority of the Partnership's remaining assets could be liquidated. The employment contracts provided for a ten percent increase in base compensation and six months of severance pay if the employees remained employed by the general partner until the end of their contract term. All of the employees remained until the end of their contract terms. Effective March 31, 1999, CC reduced its employees to one full time and two part time employees. The Partnership's non cash assets decreased from $8,879,000 as of March 31, 1998 to $3,851,000 as of March 31,
1999.
                             21
Approximately $29,000 of the increase in salary allocations during the quarter ended March 31, 1999 were the result of severance and vacation pay paid to the terminated employees. The increase in base pay accounted for an additional $5,000 of the increase. Approximately $10,000 of the increase was associated with an increase in the percentage of salaries allocated to the Partnership as a result of its increased share of assets being managed by CC.

General and administrative expenses, nonaffiliates totaled $43,000 and $18,000 for the six and three months ended June 30, 1999, respectively. General and administrative expenses, nonaffiliates totaled $34,000 and $15,000 for the six and three months ended June 30, 1998, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase in 1999 is principally to an increase in printing costs associated with mailings to investors and an increase in audit fees

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits, notes receivable, and real estate owned.

As of June 30, 1999, the Partnership held fixed rate bank deposits with carrying values totaling $1,697,000, two fixed rate mortgage notes receivable with a combined carrying value totaling $545,000, and two real estate projects which had a net carrying value of $2,371,000. The bank deposits all had maturities of less than ninety days. The last fixed rate mortgage note matures in July 2000 and bears interest at 8 percent per annum. The real estate projects are both in escrow to be sold. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of June 30, 1999. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate note receivable and/or the value of the underlying real estate collateral which secure the Partnership's note receivable.

Management currently intends to hold the remaining fixed rate assets until their respective maturities. Accordingly, the Partnership is not exposed to any material cash flow or earnings

                             22
risk associated with these assets. Given the relatively short-term maturities of these assets, management does not believe the Partnership is exposed to any significant market risk related to the fair value of these assets.

The Partnership's only interest bearing liability is a single fixed interest rate note payable with an outstanding principal balance of $233,000 as of June 30, 1999. The note bears at 8.6% and matures in June 2008. The Partnership currently intends to sell the property secured by this note prior to the note's maturity. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.





































                              23
                           PART II

Other Information

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) None















                               24

                        Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                   August 14, 1999


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                           August 14, 1999