Form 10-Q
period 1999-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 1999-11-15
CIK 773337

FORM 10-Q




                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549




         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1999
                                   or


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
                         A Limited Partnership

                      Consolidated Balance Sheets

                                         September 30,      December 31,
   Assets                                    1999               1998
                                          (Unaudited)
------------------------------------------------------------------------
Cash and cash equivalents                 $  1,685,000      $  1,010,000

Real estate loans
  receivable, earning                          539,000           581,000
Real estate loans receivable from
  unconsolidated investee,
  nonearning (note 4)                            5,000            17,000
------------------------------------------------------------------------
Net real estate loans receivable               544,000           598,000
------------------------------------------------------------------------
Real estate owned, held for sale (note 3)    3,782,000         4,599,000
 Less allowance for possible
  losses on real estate owned                1,411,000         1,411,000
------------------------------------------------------------------------
Net real estate owned                        2,371,000         3,188,000
------------------------------------------------------------------------
Due from affiliate                               2,000             2,000
Other assets, net                               18,000            22,000
------------------------------------------------------------------------
                                          $  4,620,000      $  4,820,000
========================================================================
Liabilities and Partners' Equity
------------------------------------------------------------------------
Note payable                              $    233,000      $    234,000
Accounts payable and
  accrued liabilities                           37,000            72,000
------------------------------------------------------------------------
   Total liabilities                           270,000           306,000
------------------------------------------------------------------------
Partners' equity (deficit) - 29,141
  limited partnership units outstanding
  at September 30, 1999 and December 31, 1998
    General partners                           (56,000)          (56,000)
    Limited partners                         4,406,000         4,570,000
------------------------------------------------------------------------
    Total partners' equity                   4,350,000         4,514,000
Contingencies (note 5)
------------------------------------------------------------------------
                                          $  4,620,000      $  4,820,000
========================================================================

    See accompanying notes to consolidated financial statements
              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                             A Limited Partnership

                    Consolidated Statements of Operations
                                 (Unaudited)

                                  Nine Months            Three Months
                              Ended September 30,     Ended September 30,
                               1999       1998        1999       1998
------------------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees             $   34,000   $    3,000  $  10,000  $      ---
Interest on
  interest-bearing deposits      36,000       51,000     19,000      46,000
Income from operations of
  real estate owned             135,000      118,000     43,000      42,000
Gain on sale of real
  real estate owned                 ---      192,000        ---         ---
Other income                      8,000       11,000      2,000       4,000
---------------------------------------------------------------------------
   Total revenue                213,000      375,000     74,000      92,000
---------------------------------------------------------------------------
Expenses:
Share of losses in
  unconsolidated investee           ---       82,000        ---       7,000
Operating expenses from
  operations of real
  estate owned                   69,000       67,000     26,000      33,000
Operating expenses from
  operations of real estate
  owned paid to affiliates        9,000        9,000      3,000       3,000
Expenses associated with
  non-operating
  real estate owned              52,000      228,000     27,000      39,000
Depreciation and amortization     3,000        3,000      1,000       1,000
Interest expense                 16,000       11,000      6,000       5,000
General and
  administrative, affiliates    162,000      192,000     25,000      68,000
General and administrative,
  nonaffiliates                  66,000       46,000     23,000      17,000
----------------------------------------------------------------------------
   Total expenses               377,000      638,000    111,000     173,000
----------------------------------------------------------------------------
  Net loss                   $ (164,000)  $ (263,000) $ (37,000) $  (81,000)
============================================================================
Net loss per limited
  partnership unit           $    (5.63)  $    (9.03) $   (1.27) $    (2.78)
============================================================================


        See accompanying notes to consolidated financial statements

              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                             A Limited Partnership

                  Consolidated Statement of Partners' Equity
                                 (Unaudited)

                 For the nine months ended September 30, 1999
                                                                   Total
                                    General        Limited        Partners'
                                    Partners       Partners        Equity
----------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1998              $   (56,000)   $  4,570,000   $  4,514,000

Net loss                                 ---        (164,000)      (164,000)
----------------------------------------------------------------------------
Balance (deficit) at
  September 30, 1999             $   (56,000)   $  4,406,000   $  4,350,000
============================================================================
































       See accompanying notes to consolidated financial statements

           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Cash Flows
                              (Unaudited)

        For the nine months ended September 30, 1999 and 1998

                                                 1999             1998
------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                   $  (164,000)    $  (263,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
    Gain on sale of real estate owned                ---        (192,000)
    Depreciation expense                           3,000           3,000
    Equity in losses of unconsolidated investee      ---          82,000
Changes in assets and liabilities:
  Decrease (increase) in other assets              1,000         (25,000)
  Decrease in due from unconsolidated investees      ---          14,000
  Increase in due from affiliates                    ---         (18,000)
  Increase (decrease) in accounts payable
   and accrued liabilities                       (35,000)         63,000
  Decrease in interest and
   taxes payable on real estate owned                ---        (460,000)
-------------------------------------------------------------------------
Net cash used in operating activities           (195,000)       (796,000)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Principal collected on loans                    62,000         499,000
  Advances on loans made to
   unconsolidated investee (note 5)               (8,000)       (289,000)
  Additions to real estate owned                 (25,000)        (72,000)
  Proceeds from sale of real estate owned        842,000       4,823,000
-------------------------------------------------------------------------
Net cash provided by investing activities        871,000       4,961,000
-------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on notes payable             (1,000)        (98,000)
  Advances on notes payable                          ---         235,000
-------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                            (1,000)        137,000
-------------------------------------------------------------------------
Net increase in cash and cash equivalents        675,000       4,302,000
Beginning cash and cash equivalents            1,010,000         195,000
-------------------------------------------------------------------------
Ending cash and cash equivalents             $ 1,685,000     $ 4,497,000
=========================================================================
Supplemental schedule of cash flow information:
   Cash paid during the nine month period for:
       Interest                              $    14,000     $    10,000

       See accompanying notes to consolidated financial statements


           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership
               Notes to Consolidated Financial Statements
                              (Unaudited)
                  September 30, 1999 and December 31, 1998

(1)  BUSINESS

Centennial Mortgage Income Fund II (the "Partnership") was formed in 1985 and initially invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy or granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California. In the normal course of business, the Partnership participated with other lenders in extending credit to single borrowers. The Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of September 30, 1999, most of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three months ended September 30, 1999 and 1998 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. Information pertaining to the nine and three months ended September 30, 1999 and 1998 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

(3)  REAL ESTATE OWNED

Real estate owned consists of the following:

                                                      (dollars in thousands)
                                                  September 30,    December 1,
                                                      1999             1998
-----------------------------------------------------------------------------
1.  Office building in
      San Bernardino, CA                              $   939         $   914
2.  Land in Sacramento, CA                              2,843           3,685
-----------------------------------------------------------------------------
Total real estate owned                               $ 3,782         $ 4,599
=============================================================================

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 1999 or 1998.

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

At September 30, 1999, the Partnership had a 50 percent participation in a single loan from Silverwood which is now unsecured. The Partnership's disbursed balance of this loan at September 30, 1999 is $10,000 and the Partnership had applied $5,000, the balance of cumulative losses from unconsolidated investee against the carrying value of the note as of the same date.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at September 30, 1999 and December 31, 1998 and for the nine months ended September 30, 1999 and 1998:

                            LCR Development, Inc.
                         Consolidated Balance Sheet

                                                 September 30,   December 31,
                                                      1999           1998
  Assets                                          (Unaudited)
-----------------------------------------------------------------------------
Cash                                             $     8,000    $     11,000
Restricted cash                                       10,000          20,000

Real estate owned,                                       ---         119,000
Less allowance for losses
  on real estate investment                              ---          17,000
-----------------------------------------------------------------------------
Net real estate owned                                    ---         102,000
-----------------------------------------------------------------------------
                                                 $    18,000     $   133,000
=============================================================================
  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------------------
Notes payable to affiliates
  CMIF                                           $ 2,782,000     $ 2,882,000
  CMIF II                                          1,537,000       1,549,000
-----------------------------------------------------------------------------
Total notes payable                                4,319,000       4,431,000
Accounts payable
  and accrued liabilities                              4,000          12,000
Interest and taxes payable
  on real property                                 2,103,000       1,837,000
Payable to affiliates                                  9,000           5,000
-----------------------------------------------------------------------------
Total liabilities                                  6,435,000       6,285,000
Stockholders' deficit                             (6,417,000)     (6,152,000)
-----------------------------------------------------------------------------
                                                 $    18,000     $   133,000
=============================================================================


                         LCR Development, Inc.
                  Consolidated Statement of Operations
                             (Unaudited)

                                            Nine months         Nine months
                                               ended               ended
                                            September 30,       September 30,
                                                1999               1998
---------------------------------------------------------------------------
Housing sales                                  $   123,000     $ 1,368,000

Cost of housing sales                              118,000       1,312,000
Provision for losses                                   ---         215,000
Selling and marketing expenses                       1,000          66,000
General and administrative expenses                    ---          28,000
---------------------------------------------------------------------------
Operating income (loss)                              4,000        (253,000)
Interest expense                                   268,000         304,000
---------------------------------------------------------------------------
Net loss before income taxes                      (264,000)       (557,000)
Income taxes                                         1,000           1,000
---------------------------------------------------------------------------
Net loss                                          (265,000)       (558,000)
===========================================================================
Interest not included
  in share of losses                              (266,000)       (394,000)
---------------------------------------------------------------------------
Allocable net income (loss)                   $      1,000     $  (164,000)
===========================================================================
Share of loss recorded                        $        ---     $   (82,000)
===========================================================================

(5) CONTINGENCIES

There are no material pending legal proceedings.
















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(164,000) and $(5.63) and $(263,000) and $(9.03) for the nine months ended
September 30, 1999 and 1998, respectively.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of September 30, 1999, the Partnership held only cash, two notes secured by real estate, and two properties. Management anticipates that the Partnership will hold a lesser number of assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to valuation risk as a result of the year 2000 issues, other than general economic climate issues that might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

Although the Partnership has made some changes already to its software, all of these changes have not been tested. The Partnership has begun testing changes made to its existing software and intends to complete such testing prior to December 31, 1999. The Partnership has not, and does not contemplate pending any significant amount of funds to upgrade its computer systems inasmuch as virtually all of its computer needs could easily be met with existing "over the counter" software and hardware. The cost of this software and hardware, if needed, should not exceed $10,000. The only exception to this is the computer software which the Partnership uses to track its limited partners and their addresses. The Partnership has made a preliminary evaluation of this software with its outside software consultant and believes that it can be modified for less than $10,000. Even if attempts to correct deficiencies in the software without spending significant sums are not successful, the Partnership anticipates that it could convert its systems to standard spreadsheet or data base programs at a nominal cost.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Partnership had $1,685,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at September 30, 1999. Sources of funds are expected to be from the sale of real estate owned and the payoff or paydown of notes receivable. Future operations of real estate owned are not expected to be a significant source funds. During June 1999, the Partnership received $842,000 in net cash proceeds from the sale of a portion of the 45 acres in Sacramento. The Partnership also received paydowns on loans totaling $62,000 during the nine months ended September 30, 1999.

As of September 30, 1999, the Partnership has entered into a purchase and sale agreement to sell the balance of the 45 acres in Sacramento which had an aggregate book value after allowance for losses of approximately $1,731,000 as of that same date. The Partnership has also entered into a purchase and sale agreement to sell the office building in San Bernardino which had an aggregate book value after allowance for losses of approximately $640,000. Management currently estimates that the net sale proceeds from these transactions, if consummated, would be approximately $100,000 greater than the net book value after allowances for losses. Both agreements provide for contingency periods which have expired and which would allow the buyer to terminate the agreement if their due diligence reveals any facts which they deem unacceptable. The buyer of the office building has approved all contingencies and placed a $10,000 non-refundable deposit into escrow. The buyer of the 45 acres has not yet performed under the contract, although the buyer has expressed an interest in continuing the transaction. These sales are subject to these and numerous other uncertainties and there can be no assurance that either of these transactions will be consummated.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans to nonaffiliates, including fees was $34,000 and $10,000 for the nine and three months ended September 30, 1999, respectively. Interest income on loans to nonaffiliates, including fees was $3,000 and $-0-for the nine and three months ended September 30, 1998, respectively. The increase can be attributed to an increase in the average balances of these loans in the latter part of 1998 that resulted from the sale of property. These increased receivable balances continued into the first nine months of 1999.

Interest on interest-bearing deposits totaled $36,000 and $19,000 for the nine and three months ended September 30, 1999, respectively. Interest on interest-bearing deposits totaled $51,000 and $46,000 for the nine and three months ended September 30, 1998, respectively Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease for the nine months ended Septmeber 30, 1999 is primarily attributable to a decrease in the average balance of cash and cash equivalents.

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

All of the loans to LCR and Silverwood were on nonaccrual status during all of 1998 and in the first quarter of 1999. The Partnership's share of the outstanding balances of loans to LCR and Silverwood as of September 30, 1999 was $1,537,000. All of these loans have become unsecured as a result of the Partnership releasing its liens in exchange for principal reductions. The Partnership charged off all but one of these loans during the fourth quarter of 1998 against its previously recorded share of losses incurred by LCR. The Partnership's share of the remaining loan was $10,000 as of September 30, 1999 and the Partnership had reduced its carrying value of this loan by $5,000 which represents the remaining portion of its share of losses incurred by LCR.

REAL ESTATE OWNED

A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. the borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 83 percent leased as of December 31, 1998 and 73 percent leased as of September 30, 1999. The property generated net operating income of $57,000 and $42,000 during the nine months ended September 30, 1999 and 1998, respectively. The property has been marketed for sale and management has seen an increase in interest in the property as a result of the installation of an elevator. The carrying value before allowance for possible losses at September 30, 1999 was $939,000. The Partnership has recorded a $299,000 allowance for losses related to this property as of September 30, 1999. As of September 30, 1999, the property as encumbered by a note secured by a first trust deed of $233,000 which matures June 1, 2008. The Partnership has entered into a purchase and sale agreement to sell this property. The sale is subject to this and numerous other uncertainties and there can be no assurance that this transaction will be consummated.

45 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway
99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility for a purchase price of $900,000. The escrow closed in June 1999 and the Partnership received approximately $842,000 in net cash proceeds from the sale. The sale did not result in any gain or loss. Both the sold parcels are zoned for residential use. The balance of the property is zoned for industrial/commercial use. There has been only limited industrial/commercial use development activity in the area surrounding this property during the past couple of years. In light of this limited activity and management's objective of liquidating the Partnership's remaining assets as soon as practical, management determined that it might elect to sell this property at prices below its March 31, 1998 appraised value. Accordingly, the Partnership recorded an additional $504,000 provision for losses against the carrying value of this property during 1998. At September 30, 1999, the carrying value before allowance for possible losses was $2,843,000. The Partnership had recorded a $1,112,000 allowance for losses related to this property as of September 30, 1999 and December 31, 1998. The Partnership has entered into a purchase and sale agreement to sell this property. The agreement provided for a contingency period which has expired and which would allow the buyer to terminate the agreement if their due diligence reveals any facts which they deem unacceptable. Although the contingency period has expired and the buyer has failed to place a required non-refundable deposit into escrow, the buyer has indicated that they wish to continue to evaluate the property for purchase. The sale is subject to this and numerous other uncertainties and there can be no assurance that this transaction will be consummated.

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

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned totaled $135,000 and $43,000 for the nine and three months ended September 30, 1999, respectively. Income from operations of real estate owned totaled $118,000 and $42,000 for the nine and three months ended September 30, 1998, respectively. The 1999 and 1998 revenues are from the office building in San Bernardino. The increase during 1999 resulted from increased occupancy levels during the latter part of 1998 and continuing into the first six months of 1999. As discussed above, occupancy levels have declined in the last several months. Rental rates remained relatively flat.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the nine months ended September 30, 1999 or 1998. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at September 30, 1999 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEE

The Partnership has invested in a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $82,000 and $7,000 for the nine and three months ended September 30, 1998, respectively. There were no losses recorded during the nine months ended September 30, 1999. The 1998 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR. By the end of 1998, LCR had liquidated most of its assets and as a result, virtually no gain or loss was recorded by LCR during the nine months ended September 30, 1999 other than interest accruing as payable to the Partnership and CMIF, an affiliate. Since the Partnership did not accrue this interest as income, it did not record its share of the loss resulting from this interest expense recorded by LCR.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $69,000 and $26,000 for the nine and three months ended September 30, 1999, respectively. Operating expenses from operations of real estate owned were $67,000 and $33,000 for the nine and three months ended September 30, 1998, respectively. These expenses were associated with the office building in San Bernardino. The decrease for the three month period in 1999 is primarily attributable to several air conditioning units being replaced during the third quarter of 1998.

Operating expenses from operations of real estate owned paid to affiliates were $9,000 for both the nine months ended September 30, 1999 and 1998. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $52,000 and $27,000 for the nine and three months ended September 30, 1999, respectively. Expenses associated with non-operating real estate owned were $228,000 and $39,000 for the nine and three months ended September 30, 1998, respectively. The expenses relate to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento, and the 10.66 acres in Roseville. The decrease for the nine and three months ended September 30, 1999 is primarily due to sale of the proposed marina and condominiums and the 10.66 acres in Roseville during the second quarter of 1998.

Depreciation and amortization expense was $3,000 for both the nine months ended September 30, 1999 and 1998.

Interest expense was $16,000 and $6,000 for the nine and three months ended September 30, 1999, respectively. Interest expense was $11,000 and $5,000 for the nine and three months ended September 30, 1998, respectively. The interest expense relates to the office building in San Bernardino. The increase for 1999 is due to the refinance of the note secured by the office building in San Bernardino during 1998 and the resulting increase in principal outstanding on the new note.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $162,000 and $25,000 for the nine and three months ended September 30, 1999, respectively.
General and administrative expenses, affiliates totaled $192,000 and $68,000 for the nine and three months ended September 30, 1998, respectively. General and administrative expenses, affiliates totaled $111,000 and $45,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. There was a significant increase in these expenses during the first quarter of 1999 due to costs that were associated with the termination of five employment contracts effective March 31, 1999. These contracts are discussed in greater detail in note 8 to the consolidated financial statements contained in the Partnership's Form 10-K for the period ended December 31, 1999 on file with the Securities and Exchange Commission. As a result of the termination of the contracts and the reduction of employees which occurred on April 1, 1999, these expenses decreased significantly during the six months ended September 30, 1999 when compared with either the three months ended September 30, 1998 or the three months ended March 31, 1999.

General and administrative expenses, nonaffiliates totaled $66,000 and $23,000 for the nine and three months ended September 30, 1999, respectively. General and administrative expenses, nonaffiliates totaled $46,000 and $17,000 for the nine and three months ended September 30, 1998, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase in 1999 is principally to an increase in printing costs associated with mailings to investors and an increase in audit fees

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits, notes receivable, and real estate owned.

As of September 30, 1999, the Partnership held fixed rate bank deposits with carrying values totaling $1,685,000 and two fixed rate mortgage notes receivable with a combined carrying value totaling $544,000. The bank deposits all had maturities of less than ninety days. The last fixed rate mortgage note matures in July 2000 and bears interest at 8 percent per annum. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of September 30, 1999. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate note receivable and/or the value of the underlying real estate collateral which secure the Partnership's note receivable.

Management currently intends to hold the remaining fixed rate assets until their respective maturities. Accordingly, the Partnership is not exposed to any material cash flow or earnings risk associated with these assets. Given the relatively short-term maturities of these assets, management does not believe the Partnership is exposed to any significant market risk related to the fair value of these assets.

The Partnership's only interest bearing liability is a single fixed interest rate note payable with an outstanding principal balance of $233,000 as of September 30, 1999. The note bears at 8.6% and matures in June 2008. The Partnership currently intends to sell the property secured by this note prior to the note's maturity. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.
















































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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                      November 15, 1999



By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                              November 15, 1999