Form 10-K
period 1999-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 2000-03-30
CIK 773337

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1999

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

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate the majority of its assets. As of December 31, 1999, the Partnership's assets consisted of $2,039,000 in cash and cash equivalents and $2,286,000 in other non-cash assets. Based upon the current stated maturity dates of the Partnership's $548,000 in notes receivable and the improving real estate markets, it is possible that most of these non-cash assets could be liquidated during 2000.



Real estate owned by the Partnership reached a peak at December 31, 1993 and has been declining since that time. The following are the balances of real estate owned before allowance for possible losses as of December 31 for the past seven years:

1993                    $  24,170,000
1994                       11,284,000
1995                       11,314,000
1996                       11,316,000
1997                       10,827,000
1998                        4,599,000
1999                        2,843,000


As of December 31, 1999, the Partnership had established a $1,112,000 allowance for possible losses on its real estate owned. The Partnership is actively marketing the remaining real estate assets for sale.

The liquidation of assets during 1998 enabled the Partnership to make a $3,496,000 cash distribution to its limited partners in October 1998.

Risks of the year 2000 Issue

As discussed above, the Partnership is in the process of liquidating its remaining assets. As of December 31, 1999, the Partnership held only cash and cash equivalents, two notes receivable, a single parcel of unimproved real estate and $7,000 in other non-cash assets. In light of these circumstances, the Partnership made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

To date, the Partnership has experienced only minor computer related problems that are the result of the year 2000. None of these problems have caused any significant disruption to the Partnership's operations. The Partnership anticipates that it will encounter additional minor problems in the coming months. It does not anticipate that it will be required to spend any significant amounts to correct these problems or that these problems will cause any disruptions of any consequence to the Partnership's operations.

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

ITEM 3. LEGAL PROCEEDINGS.

The Partnership has been named in a lawsuit that was filed on October 7, 1999 in the Superior Court of California, County of Orange. The plaintiff in the suit is Continental Central Credit, Inc., A California Corporation ("Continental"). Continental is a licensed collection agency and is seeking to collect unpaid homeowners association assessments on 25 time-share units in Oxnard, California to which the Partnership holds title. The Partnership had taken title to a much larger number of units in this project between 1989 and 1991. It acquired these units through foreclosure of various notes it held which were secured by units in the project. The Partnership was successful in its efforts to sell a number of the units it had acquired, but was unable to sell the 25 units involved in this litigation prior to the termination of marketing by the project's developer in 1992. As a result, the Partnership charged off as worthless the remaining 25 units in 1992. At that time, the Partnership believed that the homeowners association would simply foreclose on the remaining units for past due association fees. However, the association's covenants, conditions and restrictions provide for personal liability to the owners of units for homeowners assessments and the association has elected to pursue its right to sue for this personal liability rather than simply foreclosing on the units. The Partnership has reached a tentative agreement to settle this litigation in exchange for the payment of $42,600 and the assignment to the association of all of the Partnership's ownership rights in the time-share units at the project.

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the registrant's business.

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

As of December 31, 1999, there were approximately 3,078 holders of limited partnership units.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                       Years ended
                      (dollars in thousands, except per unit data)
-----------------------------------------------------------------------------
                     12/31/99    12/31/98    12/31/97    12/31/96    12/31/95
------------------------------------------------------------------------------
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
  Total revenue      $    277    $    479    $    170    $    251    $    279
  Net loss               (254)       (754)       (929)     (1,515)     (2,377)
  Net loss per limited
   partnership unit-
   basic and diluted    (8.72)     (25.87)     (31.88)     (51.99)     (81.57)
  Cash distributions
   per limited
   partnership unit       ---      120.00          --          --          --
CONSOLIDATED BALANCE
  SHEET DATA:
  Total loans before
   allowance for losses   548         598       1,029        1,068      1,856
  Total real estate
  owned before allowance
  for losses            2,843       4,599      10,827       11,316     11,314
  Total assets          4,325       4,820       9,354       10,132     11,605
  Partners' equity      4,260       4,514       8,764        9,693     11,208

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(254,000) and $(8.72) for the year ended December 31, 1999, down from $(754,000) and $(25.87) for the year ended December 31, 1998 and $(929,000) and $(31.88) in 1997. Major changes between statements of operations components from 1998 to 1999 included: i) a $460,000 decrease in provision for possible losses; ii) a $127,000 decrease in expenses associated with non-operating real estate owned;
iii) a $197,000 decrease in gain (loss) on sale of real estate owned; and iv) a $96,000 decrease in share of losses in unconsolidated investee. Major changes between statements of operations components from 1997 to 1998 included: i) a $227,000 increase in the provision for possible losses; ii) a $146,000 decrease in expenses associated with non-operating real estate owned;
iii) a $73,000 increase in general and administrative-affiliates; iv) a $72,000 increase in interest on interest-bearing deposits; and v) a $192,000 increase in gain on sale of property. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 1999 is included in the following paragraphs.


Liquidity and Capital Resources

At December 31, 1999, the Partnership had $2,039,000 in unrestricted cash and cash equivalents. Additional sources of funds are expected to be from the repayments of notes receivable and the sale of real estate owned. Since the Partnership sold its only remaining operating property in December 1999, there will be no future cash provided by operations of real estate owned.

During 1999, the Partnership's principal sources of cash were: i) $1,479,000 of cash proceeds from the sale of real estate; ii) $50,000 in principal payments received on loans in excess of disbursements on loans; iii) $68,000 in net operating income from operating property; and iv) $100,000 in interest income on loans and interest bearing deposits. The Partnership's principal uses of cash during 1999 were: i) $234,000 in principal payments on notes payable; ii) $311,000 in general and administrative costs; iii) $39,000 in real estate taxes paid; iv) $25,000 in other expenses associated with non-operating real estate owned; v)$27,000 in additions to real estate owned; and
vi) $29,000 in interest payments.

Subsequent to December 31, 1999, the Partnership entered into and consummated a purchase and sale agreement involving 5.63 acres of the remaining 27.8 acres in Sacramento. The Partnership received approximately $846,000 in net cash proceeds from the sale. The Partnership has also entered into a contract to sell an additional 2.65 acres of this property. This sale is subject to numerous uncertainties and there is a significant possibility that it will not be consummated. The property had a net carrying value of $1,731,000 after allowance for possible losses as of December 31, 1999. Management does not anticipate that the sale transactions discussed above will result in a gains or losses in excess of $50,000.

As of December 31, 1999, the Partnership had no unfunded loan commitments. The Partnership had no remaining notes payable commitments. The
Partnership's principal capital requirements include: i) property taxes and bonds on real estate owned of approximately $26,000 payable in 2000, and ii) selling, general and administrative costs.

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

Through the latter part of 1997, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate owned balances, these potential operating costs were considered to be very significant. As a result of the substantial decrease in real estate owned which occurred in 1997 and 1998, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998.

The general partners have had discussions with legal counsel regarding the amounts of cash balances that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. The recent litigation which has arisen and is discussed in "Item 3 - Legal Proceedings" is an example of this. Although the general partners are not aware of any other threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any future litigation which may arise. It is expected that these cash balances will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

As of February 28, 2000, the Partnership's cash balances had increased to over $2.9 million. Additionally, the Partnership anticipates that its notes receivable could be repaid and that the pending real estate transaction discussed above could close escrow within the next 120 days. Once it is known whether these potential sources of cash will be available, the Partnership is likely to declare a cash distribution to limited partners to reduce the Partnership's cash balance to approximately $1.0 million.

Results of Operations

The Partnership's non-cash assets declined from $9,159,000 as of December 31, 1997 to $2,286,000 as of December 31, 1999. The substantial reduction in non-cash assets during 1998 and 1999 caused many changes in the Partnership's results of operations as discussed below.

Interest income on loans to affiliates, including fees was $16,000 for 1998. There was no interest income on loans to affiliates for 1999 or 1997 because the loans receivable from unconsolidated investees were placed on nonaccrual status in late 1996. The income in 1998 is related to interest repayments on loans to the Silverwood joint venture, which was constructing homes in Lancaster, California. This interest, which was repaid in 1998, had not previously been accrued by the Partnership.

Interest income on loans to nonaffiliates was $45,000, $12,000 and $3,000 in 1999, 1998 and 1997, respectively. During 1997 interest income on loans to nonaffiliates had decreased to almost zero due to payoffs of existing loans in prior years. In October 1998, the Partnership received two loans in connection with the payoff of certain loans to Silverwood Homes, an unconsolidated investee discussed in more detail below. These new loans were the principal source of interest income on loans to nonaffiliates in 1998 and 1999. The increase in 1999 can be attributed to the fact that the loans were outstanding for a greater part of the year.

The real estate owned balance before allowance for possible losses at December 31, 1999, 1998 and 1997 was $2,843,000, $4,599,000 and $10,827,000,
respectively. The balance at December 31, 1999 is comprised of a single property located in Sacramento California and is offset by a $1,112,000 allowance for possible losses. As discussed above, the Partnership sold a portion of this property subsequent to December 31, 1999 and has entered into a purchase and sale agreement to sell another portion of the property.

The following sections entitled "Nonaccrual Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of these assets.

Nonaccrual Loans and Other Loans to Affiliates

Loans on nonaccrual status during the years ended December 31, 1998 and 1999 are summarized below:

During 1994 the Partnership acquired a 50% interest in LCR Development, Inc., an unconsolidated subsidiary. The balance of LCR is owned by Centennial Mortgage Income Fund ("CMIF "), an affiliate. LCR was formed in order to take title to 179 residential lots in Lancaster, California through foreclosure of a $1,250,000 secured loan held by CMIF and a $2,115,000 secured loan held jointly by the Partnership and CMIF II. The Partnership assigned its interest in the $2,115,000 note to LCR in exchange for a new note payable by LCR to the Partnership and CMIF II. LCR subsequently: i) took title to the 179 lots through foreclosure; ii) entered into a joint venture with Home Devco, Inc.
named Silverwood Homes ("Silverwood"); and   iii) contributed the 179 lots to
Silverwood. The principal purpose of the joint venture was to construct homes on the property. From 1995 through 1997. Silverwood constructed and sold homes on the property and the Partnership and CMIF II made several construction and development loans to Silverwood. It was anticipated that there would be excess cash from the home sales after paying off the development and construction loans and this excess cash would be used to repay LCR for its investment in the joint venture. LCR would then be able to use this anticipated excess cash from Silverwood's home sales to repay the Partnership and CMIF II for the $1,250,000 and $2,115,000 loans.

LCR reported substantial net losses due to the continuing decline in value of the lots from 1994 through 1997. The Partnership recorded its share of losses from LCR as a reduction in the net carrying value of its notes due from LCR and Silverwood. Cash generated from home sales at Silverwood was insufficient to enable Silverwood to remit any payments to LCR. As a result, no payments were ever made against the $1,250,000 or $2,115,000 loans and the loans were placed on nonaccrual. As of December 31, 1997, the Partnership's share of the principal balance of the $2,115,000 note was $1,059,000. The Partnership had reduced the carrying value of this note by $1,059,000, a portion of its share of losses from this unconsolidated investee as of December 31, 1997. During 1998, the remaining lots were sold and one hundred percent of the proceeds from the sale were paid to the Partnership and CMIF II as a partial repayment of their development and construction loans to Silverwood. Accordingly, the Partnership charged off the LCR notes against the $1,059,000 of previously recorded losses from unconsolidated investee during 1998.

At December 31, 1997, the Partnership held a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with a combined disbursed balance of $1,191,000. The Partnership had reduced the carrying value of one of these loans by $377,000, the remainder of its share of losses in unconsolidated investee as of December 31, 1997. This resulted in a net carrying value for the Silverwood loans of $814,000 as of December 31, 1997.

During 1998, all but one of the remaining homes were sold and all of the undeveloped lots were sold. The Partnership funded additional advances of $295,000 on the development loan and the Phase II construction loan in 1998. The Partnership also recorded an additional $96,000 in losses from unconsolidated investee during 1998 and received cash payments totaling $410,000 against these loans. Additionally, the Partnership received two notes receivable totaling $586,000 from an unaffiliated party as a partial repayment of the development loan in connection with the sale of the remaining 157 lots in October 1998. These new notes are secured by the 157 lots sold. The remaining combined principal balances of the development and construction loans was $490,000 after the 1998 advances and payments were made. The Partnership charged off $468,000 of this balance against the remaining losses from unconsolidated investee, leaving a balance of loans receivable and losses from unconsolidated investee of $22,000 and $5,000, respectively, as of December 31, 1998.

During 1999, Silverwood sold its final home and made payments totalling $12,000 to the Partnership out of cash generated from this sale.

Real Estate Owned

A description of the Partnership's principal real estate owned during the years ended December 31, 1999 and 1998 follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 74 percent leased as of December 31, 1997 and 83 percent leased as of December 31, 1998. Additional leases signed increased the occupancy to as high as 92 percent, however, a number of leases expired in 1999 and occupancy levels have declined slightly as a result. The property generated net operating income of $68,000 during 1999. As of December 31, 1998, the property was encumbered by a new note secured by a first trust deed of $234,000 which was to mature June 1, 2008. The Partnership used the majority of the proceeds from this new note to payoff the prior note and pay for several improvements to the building including the elevator. The Partnership sold this property in December 1999. The sale generated net sales proceeds of $637,000. The sale resulted in a $5,000 loss after applying $299,000 of the Partnership's previously recorded allowance for possible losses on real estate investments. The note payable discussed above was repaid with funds from the proceeds of this sale.


28 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both parcels sold are zoned for residential use. The balance of the property is zoned for industrial/commercial use. There has been only limited industrial/commercial use development activity in the area surrounding this property during the past several years. In light of this limited activity and management's objective of liquidating the Partnership's remaining assets as soon as practical, the Partnership recorded an additional $504,000 provision for losses against the carrying value of this property during 1998. At December 31, 1999, the carrying value before allowance for possible losses was $2,843,000. The Partnership has recorded a $1,112,000 allowance for losses related to this property as of December 31, 1999.

Proposed Marina and Condominiums in Redwood City, California

On April 7, 1989, the Partnership foreclosed on a land loan located in Redwood City, California with an original committed amount of $3,487,000. The purpose of the loan was to acquire the land and provide for the planning of a 122-slip marina plus an office building and restaurant. The original maturity date of October 21, 1986 was extended to March 1, 1987. In March 1987, the borrower filed bankruptcy. The property had been in escrow since 1996 for a purchase price of $4,000,000. Due to some pending costs to resolve access issues, the price was reduced to $3,900,000. It closed escrow June 12, 1998 and the Partnership received net proceeds from the sale of $3,699,000. During the first quarter of 1998, the Partnership reversed $55,000 of its previously recorded provision for losses against this property. The Partnership recorded a $71,000 gain on sale on this transaction.

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

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits was $55,000 in 1999, $78,000 in 1998 and $6,000 in 1997. The decrease in interest income was caused by lower average cash and cash equivalent balances that were the result of the $3.5 million cash distribution to limited partners in October 1998. The increase in interest on interest-bearing deposits for 1998 is primarily the result of higher cash and cash equivalent balances due to the sale of real estate owned in 1997 and 1998. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned consists of operating revenues of $173,000 in 1999, $160,000 in 1998 and $131,000 in 1997. The 1999, 1998 and
1997 revenues are from the office building in San Bernardino. The increases for 1999 and 1998 are primarily due to increased occupancy levels.

Gain (loss) on Sale of Real Estate Owned

As discussed above, the Partnership recorded a loss of $5,000 on the sale of the office building in San Bernardino in 1999. The Partnership also recorded gains of $71,000 and $121,000 on the sales of the Redwood City and Roseville properties, respectively, during 1998. There were no gains or losses on the sale of real estate during 1997.

Provision for Possible Losses

The provision for possible losses was $460,000 in 1998 and $233,000 in 1997. There was no provision for possible losses recorded in 1999. The 1998 provision is comprised of a $504,000 provision on the 45 acres in Sacramento, an $11,000 provision on the office building in San Bernardino offset by a reversal of $55,000 on the proposed marina and condominiums in Redwood City. The 1997 provision relates to the 45 acres in Sacramento and the proposed marina and condominiums in Redwood City.

Management believes that the allowance for possible losses at December 31, 1999 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership charged off its investment in one of these corporations during 1996. The Partnership's share of losses in the remaining unconsolidated investee was $96,000 for 1998 and $125,000 for 1997. There was no comparable amount reported in 1999. The 1998 and 1997 share of losses consist primarily of operating losses from the sale of homes and finished lots recorded by LCR. The Partnership's remaining investment in and loans receivable from this unconsolidated investee has been reduced to $5,000 as of December 31, 1999.

Operating expenses from operations of real estate owned were $93,000 in 1999, $92,000 in 1998 and $87,000 in 1997. The increase for 1998 can be attributed to several air conditioning unit repairs at the office building in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $12,000 each for 1999, 1998 and 1997. The expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $105,000 in 1999, $232,000 in 1998 and $378,000 in 1997. The expenses relate principally to the proposed marina and condominiums in Redwood City, the 45 acres in Sacramento and the 10.66 acres in Roseville. These expenses include property taxes of $39,000, $130,000 and $234,000 for 1999, 1998 and 1997, respectively.
The decreases from 1997 to 1998 and again to 1999 are principally attributable to the sale of the proposed marina and condominiums in Redwood City and the
10.66 acres in Roseville in June 1998. The 1999 expense also includes $43,000 in costs accrued in anticipation of the settlement of litigation discussed in note 8 to the consolidated financial statements involving certain time-share units which were charged off in 1992.

Depreciation and amortization expense was $4,000 in 1999, $4,000 in 1998 and $6,000 in 1997 for the office building in San Bernardino and office equipment. The decreases are due to assets becoming fully amortized.

Interest expense was $37,000 for 1999, $16,000 for 1998 and $12,000 for 1997.
This interest expense relates to the debt secured by the office building in San Bernardino. The increase in interest expense from 1997 to 1998 and again in 1999 is a result of the refinance of property in June 1998 with a new $235,000 note bearing interest at 8.64 percent per annum. When this note was repaid in December 1998 in conjunction with the sale of the property, the Partnership incurred a $8,000 prepayment penalty and wrote off certain financing costs which were being amortized over the life of the loan.

General and administrative expenses, affiliates were $192,000, $257,000 and $184,000 in 1999, 1998 and 1997, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The decrease in 1999 is attributable to a substantial layoff of the corporate partners personnel in response to the Partnership's decreasing assets. The increase for 1998 is primarily attributable to $67,000 in accrued severance payments.

General and administrative expenses, nonaffiliates was $88,000, $64,000 and $62,000 in 1999, 1998 and 1997, respectively. The increase in 1999 is principally attributable to an increase in accounting fee and investor reporting costs .
































ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of December 31, 1999, the Partnership held fixed rate bank deposits with carrying values totaling $2,039,000, variable rate mortgage note receivables with carrying values totaling $5,000 and fixed rate mortgage notes receivable with carrying values totaling $543,000. The bank deposits all had maturities of less than ninety days. The fixed rate mortgage notes had maturities of less than six months from December 31, 1999 and bore interest at rates ranging from 8 percent to 10 percent per annum. The fair value of all of these assets was estimated to be equal to their carrying values as of December 31, 1999. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate notes receivable and/or the value of the underlying real estate collateral which secure the Partnership's note receivable.

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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
------------------------------------------------------------------------------
John B. Joseph
Age 61
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He has held these positions since 1983. Mr. Joseph also has served, in the following capacities during the past five years: he was on the board of directors for West Coast Bancorp ("WCB"), a publicly held bank holding company operating in California from its inception in 1981 through February 1999; he was Chairman of the Board of Directors of WCB since its inception in 1981 and CEO from April 1991 until 1998. Mr. Joseph has also been general partner of various public and private limited partnerships engaged in real estate development and lending activities.

Mr. Joseph has 30 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units. Mr. Joseph has been named as a subject of a pending legal proceeding in the Justice Court, Las Vegas Township, Clark County , Nevada, Case No. 99F08732A-F. The proceedings involve several charges associated with an investment Mr. Joseph made in a mining venture which is unrelated to the Partnership and its affiliates. Mr. Joseph has denied any wrongdoing and has employed legal counsel to defend him in this matter.

Ronald R. White
Age 53
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He has held these positions since 1983. He was also Executive Vice President and Vice Chairman of the Board of Directors of WCB until 1998. Mr. White served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: general partner of various public and private limited partnerships engaged in real estate development and lending activities.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 28 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties, and residential units.

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


                                                        Amount Earned/
Type of                                               Reimbursable for the
Compensation &                                            Year Ended
Name of Entity      Description of Payment             December 31, 1999
------------------------------------------------------------------------------
Operating Stage:

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


General partners'   The general partners or affiliates   $  204,000 (1)
reimbursable        shall be entitled to reimbursement
expenses            for certain expenses, subject to
 - general          the conditions of the Partnership
partner or          Agreement.
affiliates

General partners'   A 5 percent interest in cash         $      ---
interest in cash    flow available for distribution
distributions       for any year until all limited
- general           partnership unit holders have
partners or         received an amount equal to a 12
affiliates          percent non-cumulative annual
                    return on their adjusted invested
                    capital, and 10 percent of the
                    balance of any cash flow available
                    for distribution for such year

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








































ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1999.

(b)  Security Ownership of Management

The percent of units owned by Management is less than 1 percent.

Name and address            Nature and Number of         Percent of
of Beneficial Owner           Units Outstanding       Units Outstanding
------------------------------------------------------------------------------
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

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) - See Index to Consolidated Financial Statements and Schedules attached hereto.

(a)(3) - Exhibits.

         (3) & (4)  Articles of Incorporation and Bylaws

            The Amended and Restated Limited Partnership Agreement Incorporated by reference to Exhibit A to the Partnership's Prospectus contained in the Partnership's registration
            Statement on Form Form S-11 (Commission File No. 0-15448)
            Dated January 17, 1986, as supplemented filed under the Securities Act of 1933

         (27) Financial Data Schedule


(b)(4) - Reports on Form 8-K.

None.




Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 30, 2000


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 30, 2000


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 30, 2000


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 30, 2000


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 30, 2000



























            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                           A Limited Partnership






                               ANNUAL REPORT



























                                Form 10-K

                    Consolidated Financial Statements
                     Items 8, 14(a)(1) and 14(a)(2)
                    December 31, 1999, 1998 and 1997
               (With Independent Auditors' Report Thereon)








           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                     Items 8, 14(a)(1) and 14(a)(2)
         Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                                      Page

   Independent Auditors' Report                                         F-2

   Consolidated Balance Sheets --
     December 31, 1999 and 1998                                         F-3

   Consolidated Statements of Operations --
     Years ended December 31, 1999, 1998 and 1997                       F-4

   Consolidated Statements of Partners' Equity --
     Years ended December 31, 1999, 1998 and 1997                       F-5

   Consolidated Statements of Cash Flows --
     Years ended December 31, 1999, 1998 and 1997                       F-6

   Notes to Consolidated Financial
     Statements                                                         F-8

Schedules

   Schedule III - Consolidated Real Estate Owned                       F-20

   Schedule IV - Mortgage Loans on Real Estate                         F-21

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Orange County, California
March 14, 2000


















                                      F-2

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                        Consolidated Balance Sheets

                        December 31, 1999 and 1998

   ASSETS                                           1999             1998
------------------------------------------------------------------------------
Cash and cash equivalents (note 5)            $  2,039,000       $  1,010,000

Real estate loans receivable, earning              543,000            581,000
Real estate loans receivable from
  unconsolidated investee,
  nonearning (note 5)                                5,000             17,000
------------------------------------------------------------------------------
Net real estate loans receivable                   548,000            598,000
------------------------------------------------------------------------------
Real estate owned, held
  for sale (notes 6 and 7)                       2,843,000          4,599,000

  Less allowance for possible losses on
   real estate owned (note 4)                    1,112,000          1,411,000
------------------------------------------------------------------------------
  Net real estate owned                          1,731,000          3,188,000
------------------------------------------------------------------------------
Due from unconsolidated investee                     2,000              2,000
Other assets, net                                    5,000             22,000
------------------------------------------------------------------------------
                                              $  4,325,000       $  4,820,000
==============================================================================

LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Note payable (note 7)                         $        ---       $    234,000
Accounts payable
  and accrued liabilities                           65,000             72,000
------------------------------------------------------------------------------
  Total liabilities                                 65,000            306,000
------------------------------------------------------------------------------

Partners' equity (deficit) --
  29,141 limited partnership units
  outstanding in 1999 and 1998
     General partners                              (56,000)           (56,000)
     Limited partners                            4,316,000          4,570,000
------------------------------------------------------------------------------
     Total partners' equity                      4,260,000          4,514,000

Contingencies (note 8)
------------------------------------------------------------------------------
                                              $  4,325,000       $  4,820,000
==============================================================================

       See accompanying notes to consolidated financial statements
                                   F-3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Operations
               Years ended December 31, 1999, 1998 and 1997

                                        1999            1998         1997
------------------------------------------------------------------------------
Revenue:
Interest on loans to affiliates,
  including fees (note 5)           $       ---    $    16,000    $       ---
Interest on loans to
  nonaffiliates                          45,000         12,000          3,000
Interest on interest-bearing
  deposits (note 5)                      55,000         78,000          6,000
Income from operations
  of real estate owned                  173,000        160,000        131,000
Gain (loss)on sale of  real estate
  owned                                  (5,000)       192,000            ---
Other                                     9,000         21,000         30,000
------------------------------------------------------------------------------
    Total revenue                       277,000        479,000        170,000
------------------------------------------------------------------------------
Expenses:
Provision for possible losses
  (notes 3 and 4)                           ---        460,000        233,000
Share of losses in unconsolidated
  investee (note 5)                         ---         96,000        125,000
Operating expenses from operations
  of real estate owned                   93,000         92,000         87,000
Operating expenses from operations
  of real estate owned paid to
  affiliates (note 5)                    12,000         12,000         12,000
Expenses associated with
  non-operating real estate owned       105,000        232,000        378,000
Depreciation and amortization expense     4,000          4,000          6,000
Interest expense                         37,000         16,000         12,000
General and administrative,
  affiliates (note 5)                   192,000        257,000        184,000
General and administrative,
  nonaffiliates                          88,000         64,000         62,000
------------------------------------------------------------------------------
  Total expenses                        531,000      1,233,000      1,099,000
------------------------------------------------------------------------------
Net loss                            $  (254,000)   $  (754,000)   $  (929,000)
==============================================================================
Net loss per limited partnership
   unit - basic and diluted         $    ( 8.72)   $    (25.87)   $    (31.88)
==============================================================================





       See accompanying notes to consolidated financial statements
                                    F-4

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                Consolidated Statements of Partners' Equity
               Years ended December 31, 1999, 1998 and 1997

                                                                      Total
                                      General        Limited        Partners'
                                      Partners       Partners        Equity
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1996                $  (195,000)   $  9,888,000   $  9,693,000

Net loss                                   ---        (929,000)      (929,000)
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1997                   (195,000)      8,959,000      8,764,000

Net loss                                   ---        (754,000)      (754,000)

Distribution to
  limited partners                         ---      (3,496,000)    (3,496,000)

Reduction in general
  partner deficit capital
  account (note 1)                     139,000        (139,000)           ---
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1998                    (56,000)      4,570,000      4,514,000

Net loss                                   ---        (254,000)      (254,000)

------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999                $   (56,000)   $  4,316,000   $  4,260,000
==============================================================================

















        See accompanying notes to consolidated financial statements
                                    F-5

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Cash Flows
              Years ended December 31, 1999, 1998 and 1997

                                         1999           1998          1997
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $ (254,000) $   (754,000) $   (929,000)
  Adjustments to reconcile net loss
   to net cash used in
   operating activities:
   Provision for possible losses              ---       460,000       233,000
   Depreciation and amortization            4,000         4,000         6,000
   Gain (loss) on sale of real estate
    owned                                   5,000      (192,000)          ---
   Equity in losses of
    unconsolidated investee                   ---        96,000       125,000
  Changes in assets and liabilities:
   (Increase) decrease in other assets     13,000       (22,000)        2,000
   Increase (decrease) in accounts
    payable and accrued liabilities        (7,000)       63,000        (3,000)
   Increase (decrease) in property
    taxes payable on real estate owned        ---      (484,000)      201,000
   Decrease in payable to affiliates          ---           ---        (1,000)
------------------------------------------------------------------------------
 Net cash used in operating activities   (239,000)     (829,000)     (366,000)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans             50,000      615,000       293,000
  Advances on loans made to
   unconsolidated investee                    ---     (295,000)     (179,000)
  Capital expenditures
   for real estate owned                  (27,000)    (154,000)       (2,000)
  Proceeds from sale of
   real estate owned                    1,479,000    4,823,000       222,000
  Decrease in restricted cash
   and short term investments                 ---          ---        12,000
  Decrease in due from
   unconsolidated investee                    ---       14,000           ---
-----------------------------------------------------------------------------
 Net cash provided by
    investing activities                1,502,000    5,003,000       346,000
-----------------------------------------------------------------------------











                                    F-6

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

             Consolidated Statements of Cash Flows (Continued)
              Years ended December 31, 1999, 1998 and 1997


                                        1999           1998          1997
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on notes payable                   ---      235,000           ---
  Principal payments on notes payable    (234,000)     (98,000)      (46,000)
  Distributions to limited partners           ---   (3,496,000)          ---
-----------------------------------------------------------------------------
  Net cash used in financing activities  (234,000)  (3,359,000)      (46,000)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                     1,029,000      815,000       (66,000)
Cash and cash equivalents
  at beginning of year                  1,010,000      195,000       261,000
-----------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                      $ 2,039,000 $ 1,010,,000    $  195,000
=============================================================================
Supplemental schedule of cash
  flow information - interest
  paid during the year                $    29,000 $     16,000    $   12,000
-----------------------------------------------------------------------------
Supplemental schedule of
  noncash investing and
  financing activities:
Decrease in real estate owned and
  increase in real estate loans
  through sale and carryback
  financing of real estate            $       --- $        ---    $  200,000
Decrease in allowance for
  possible losses on real
  estate loans and on real
  estate owned as a result
  of sales and chargeoffs                 299,000    1,766,000        69,000
Receipt of notes receivable as
  partial repayment
  of note receivable                          ---      586,000           ---












      See accompanying notes to consolidated financial statements
                                   F-7

              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                            A Limited Partnership

                  Notes to Consolidated Financial Statements
                         December 31, 1999, 1998, 1997

 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES

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

As of December 31, 1999, most of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land in California declined severely.
As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell the remaining real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1997 was $10,827,000, decreasing to $4,599,000 at year end 1998 and decreasing to $2,843,000 at year end 1999.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

Basis of Presentation

The Partnership has formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were PIR Development, Inc., RSA Development, Inc. ("RSA"), CTA Development, Inc.and LCR Development, Inc., ("LCR"). All of these corporations are California corporations. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. RSA was liquidated during 1998. With the exception of LCR, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

As the Partnership's ownership interest in LCR is more than 20 percent but does not exceed 50 percent, the Partnership accounts for its ownership interest using the equity method. The Partnership has made several loans to LCR and its subsidiary. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and


                                   F-8
therefore the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable (see note 5).

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

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. The Partnership had no Cash Available for Distribution during the three years ended December 31, 1999.

Based upon these and various other terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the losses to the limited partners. As a result of the liquidation of the majority of the Partnership's investments in 1998, it became clear that the amount of the required deficit restoration of the General Partners would not exceed $56,000 and the capital accounts of the General Partners and limited partners were adjusted in 1998 to reflect such maximum deficit restoration

Real Estate Loans and Allowance for Possible Losses

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

                                     F-9
Impaired Loans

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

Real Estate Owned

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. Assets to be disposed of are not depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 1999 and 1998, and is actively marketing all properties using third party brokers or in house sales staff. Management's intent is to attempt to sell all properties within one year, however, there can be no assurance that the balance of the Partnership's assets will actually be sold in that period.

Loan Fees

Origination fees and direct costs associated with lending were netted and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method.

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











Current Temporary
  Differences                    Partnership     Corporations        Total
                                 (Unaudited)     (Unaudited)       (Unaudited)
------------------------------------------------------------------------------
GAAP earnings (loss) for
  the year ended
  December 31, 1999           $   (615,000)    $    361,000     $    (254,000)
Provision for losses              (244,000)         (55,000)         (299,000)
Accrued expenses not deducted
  under the cash basis
  method  of accounting             42,000         (342,000)         (300,000)
Carrying costs expensed for
  books and capitalized for
  tax purposes                         ---         (125,000)         (125,000)
Increase in net operating loss         ---           88,000            88,000
Depreciation                           ---           73,000            73,000
------------------------------------------------------------------------------
Taxable loss for the year
  ended December 31, 1999     $   (817,000)    $        ---     $    (817,000)
==============================================================================
Taxable loss allocable to
  General Partner                      ---
==============================================================================
Taxable loss per limited
  partner unit                $     (28.04)
==============================================================================

Cumulative Temporary Differences as of December 31, 1999
                                                   Partnership    Corporations
                                                   (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
Net operating loss carry forwards                 $       ---    $    336,000
Provision for losses                                      ---       1,112,000
Accrued expenses not deducted
  under the cash basis                                 42,000       1,841,000
Carrying costs expensed for books and
  capitalized  for tax purposes                           ---         775,000
Share of losses in unconsolidated investees            (1,000)            ---
------------------------------------------------------------------------------
Total cumulative
  temporary differences                            $   41,000    $  4,064,000
==============================================================================









As of December 31, 1999, the Partnership held approximately $6.1 million in loans and interest receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $139 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 1999, 1998 and 1997. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 1999. No deferred tax asset related to the corporations cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate taxable profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,141 weighted average limited partnership units outstanding in 1999, 1998 and 1997.

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

Reclassifications

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.
                                    F-12

Financial Information about Industry Segments

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

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments. As of December 31, 1999, the Partnership had bank deposits at four different banks whose deposits are federally insured. Approximately $1,727,000 of the Partnership's cash and cash equivalent balance as of that same date was in excess of maximum balances covered by such insurance.

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

Note Payable

The carrying value of the fixed rate note payable is estimated to be the fair value using current market rates.








 (3)  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Changes in the allowance for possible loan losses are as follows:
                                        1999            1998          1997
------------------------------------------------------------------------------
Balance at beginning of year        $       ---    $    15,000    $     8,000
Loans to affiliates and
  nonaffiliates charged-off                 ---        (15,000)           ---
Provision for possible losses               ---            ---          7,000
------------------------------------------------------------------------------
Balance at end of year              $       ---    $       ---    $    15,000
==============================================================================

At December 31, 1999, there was one loan to an unconsolidated investee which was considered impaired and for which there was no allowance for possible loan losses at December 31, 1999. However, as discussed in note 5, the unconsolidated investee has recorded substantial operating losses and the Partnership's proportionate share of the losses in unconsolidated investee has reduced the net carrying value of this loan to $5,000 as of December 31, 1999. There was a $295,000 investment in impaired loans during the year ended December 31, 1998. There was no investment in impaired loans during 1999.
For the year ended December 31, 1998, the Partnership recognized $16,000 in interest income on these impaired loans. There was no interest income recognized on these impaired loans for the years ended December 31, 1999 or 1997. For the year ended December 31, 1998, the Partnership recognized $16,000 in cash basis income on impaired loans. No cash basis income was recognized on these impaired loans for the years ended December 31, 1999 and 1997.

(4)  ALLOWANCE FOR POSSIBLE LOSSES ON REAL ESTATE OWNED

Changes in the allowance for possible losses on real estate owned are as follows:

                                         1999            1998          1997
------------------------------------------------------------------------------
Balance at beginning of year        $ 1,411,000    $ 2,702,000    $ 2,545,000
Real estate owned charged-off          (299,000)    (1,751,000)       (69,000)
Provision for losses                        ---        460,000        226,000
------------------------------------------------------------------------------
Balance at end of year              $ 1,112,000    $ 1,411,000    $ 2,702,000
==============================================================================

 (5)  TRANSACTIONS WITH AFFILIATES

As discussed in note 1, the Partnership owns 50 percent of the stock of a corporation which has not been consolidated in the accompanying financial statements; LCR. The balance of stock in this corporation is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes. The Partnership has participated in making several loans to this corporation

                                    F-14
and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and therefore the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable. All but one of these loans were charged off in 1998.

A summary of these real estate loans receivable from unconsolidated investee as of December 31, 1999 is as follows:




                                                                      Net
                                     Principal      Losses          Carrying
                                      Balance       Offset           Value
------------------------------------------------------------------------------
50 percent interest
  in unsecured loan
  from Silverwood                    $    10,000    $     5,000   $     5,000
------------------------------------------------------------------------------
Total                                $    10,000    $     5,000   $     5,000
------------------------------------------------------------------------------

A summary of these real estate loans receivable from unconsolidated investee as of December 31, 1998 is as follows:

                                                                      Net
                                     Principal      Losses          Carrying
                                      Balance       Offset           Value
------------------------------------------------------------------------------
50 percent interest in unsecured
  note receivable from LCR (a)        $      ---    $       ---   $       ---

50 percent interest in development
  loan secured by a first trust
  deed from Silverwood (a)                   ---            ---           ---

50 percent interest in construction
  loan secured by a first trust deed
  from Silverwood                         22,000          5,000        17,000
------------------------------------------------------------------------------
Total                                $    22,000    $     5,000   $    17,000
------------------------------------------------------------------------------

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

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997:

                             LCR Development, Inc.
                          Consolidated Balance Sheets

                                      December 31,          December 31,
  Assets                                  1999                 1998
-------------------------------------------------------------------------
Cash                                    $     8,000           $    11,000
Restricted cash                              10,000                20,000

Real estate owned                               ---               119,000
Less allowance for losses on real
  estate investments                            ---                17,000
--------------------------------------------------------------------------
Net real estate owned                           ---               102,000

--------------------------------------------------------------------------
                                        $    18,000           $   133,000
==========================================================================

  Liabilities and Stockholders' Deficit
--------------------------------------------------------------------------
Notes payable
  to affiliates:
    CMIF                                $ 2,782,000           $ 2,882,000
    CMIF II                               1,537,000             1,549,000
--------------------------------------------------------------------------
Total notes payable                       4,319,000             4,431,000

Accounts payable
  and accrued liabilities                     4,000                12,000
Interest payable to affiliates            2,192,000             1,837,000
Payable to affiliates                         9,000                 5,000
--------------------------------------------------------------------------
Total liabilities                         6,524,000             6,285,000

Stockholders'
 deficit                                 (6,506,000)           (6,152,000)
--------------------------------------------------------------------------
                                        $    18,000           $   133,000
==========================================================================

                          LCR Development, Inc.
                   Consolidated Statements of Operations

               Years ended December 31, 1999, 1998 and 1997

                                        1999           1998          1997
-----------------------------------------------------------------------------
Revenues
  Housing sales                     $   123,000    $ 1,509,000    $   834,000
  Sale of finished lots                     ---      1,499,000            ---
------------------------------------------------------------------------------
                                        123,000      3,008,000        834,000
------------------------------------------------------------------------------

Costs and expenses
  Cost of housing sales                 118,000      1,437,000        852,000
  Cost of sale of
   finished lots                            ---      1,514,000            ---
  Provision for losses on
   real estate owned                        ---        216,000        207,000
  Selling and
   marketing expenses                       ---         66,000        131,000
  General and
   administrative                         1,000         24,000         64,000
------------------------------------------------------------------------------
                                        119,000      3,257,000      1,254,000
------------------------------------------------------------------------------
Operating income (loss)                   4,000       (249,000)      (420,000)
Interest expense                        357,000        403,000        361,000
------------------------------------------------------------------------------
Net loss                            $  (353,000)   $  (652,000)   $  (781,000)
==============================================================================
Interest not included
  in share of losses                   (354,000)      (460,000)      (532,000)
------------------------------------------------------------------------------
Allocable net income (loss)         $     1,000  $    (192,000)   $  (249,000)
==============================================================================
Share of losses
  recorded                          $       ---   $    (96,000)   $  (125,000)
==============================================================================

Although the Partnership owns a 50 percent interest in LCR, it holds less than 50 percent of LCR's debt. Since CMIF has made a $1,250,000 unsecured loan to LCR, CMIF was allocated losses to the extent of the unsecured loan and remaining losses were allocated 50 percent to the Partnership and 50 percent to CMIF during 1996. Additionally, the Partnership and CMIF have not recorded interest income in connection with the $2,192,000 of accrued interest payable to affiliates by LCR and Silverwood. Accordingly, the Partnership has not recorded its share of losses from LCR to the extent that it represents this nonaccrued interest income.




               Difference of Allocation of Share of Losses
                                                                   1999
-----------------------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1999                                            $(3,253,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                                         1,096,000
Loans receivable considered as part
  of the Partnership's investment (a)                               1,537,000

Disproportionate loss allocation                                      625,000
------------------------------------------------------------------------------
Net loans receivable                                              $     5,000
==============================================================================

(a) The Partnership has charged off $1,527,000 of these loans.

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $170,000 $202,000 and $196,000 for such services in 1999, 1998 and 1997, respectively. The Partnership also accrued an additional $22,000 and $67,000 as general and administrative, affiliates expense during 1999 and 1998, respectively. These amounts were the Partnership's share of certain severance pay due under several employment contracts entered into during 1998.

During 1999, 1998 and 1997, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners up until March 1999. The balances at December 31, 1998 and 1997 were $131,000 and $66,000, respectively. Interest earned on such deposits for three months ended March 31, 1999 and the years ended December 31, 1998 and 1997 was $1,000, $16,000 and $2,000, respectively.

 (6)  REAL ESTATE OWNED

Real estate owned consists of the following:

                                             December 31,       December 31,
                                                 1999               1998
------------------------------------------------------------------------------
1. Office building
    in San Bernardino, CA                    $        ---        $    914,000
2. Land in Sacramento, CA                       2,843,000           3,685,000

------------------------------------------------------------------------------
Total real estate owned                      $  2,843,000         $ 4,599,000
==============================================================================

                                  F-18
The Partnership sold approximately 9.45 acres of its 37.28 acre parcel of land in Sacramento in June 1999. The sale generated net sales proceeds of $842,000. The Partnership recorded no gain or loss on this sale.

The Partnership also sold its office building in San Bernardino in December 1999. The sale generated net sales proceeds of $637,000. The sale resulted in a $5,000 loss after applying $299,000 of the Partnership's previously recorded allowance for possible losses on real estate investments. The note payable discussed below was repaid with funds from the proceeds of this sale.

 (7)  NOTE PAYABLE

Note payable consists of the following:

                                                December 31,      December 31,
                                                    1999               1998
-----------------------------------------------------------------------------
Note payable secured by office
  building in San Bernardino, CA,
  repaid in December 1999; interest
  at 8.64%,                                      $      ---        $  234,000
------------------------------------------------------------------------------
                                                 $      ---        $  234,000
==============================================================================

(8)  Contingencies

The Partnership has been served with a lawsuit filed in the Superior Court of California in the County of Orange. The complaint seeks the recovery of past due homeowners association assessments which have accrued on certain time share interests to which the Partnership holds title. The Partnership wrote off these interests in 1998 because the accrued liabilities, including homeowners assessments and real property taxes, were greater than the resale value of the interests. The Partnership has reached a tentative agreement to settle this claim for a cash payment of approximately $43,000 and the assignment of all of the Partnership's interest in the association. The settlement is expected to relieve the Partnership of all future liability related to this time share project. This amount was accrued as an expense during 1999 and is included in accounts payable and accrued liabilities as of December 31, 1999.

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.









                           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                           A Limited Partnership
                                      Consolidated Real Estate Owned
                                            December 31, 1999

                                                                                               Schedule III
                              Initial       Costs Capitalized    Gross Amount at
                              Cost to           Subsequent        Which Carried
                            Partnership       to Acquisition      on Books <F1>

                                                                    Total
                                Real                                 Real                   Life on Which
                     Encum-    Estate   Improvements   Carrying     Estate        Date     Depreciation is
Property             brances    Owned                   Costs       Owned       Acquired       Computed
------------------------------------------------------------------------------------------------------------
28 Acres in Sacramento  ---    2,601,000     153,000     89,000    2,843,000    March-92         None
-----------------------------------------------------------------------------------------------------------
                 $      ---  $ 2,601,000  $  153,000  $  89,000  $ 2,843,000
============================================================================================================

<F1> Aggregate cost for Federal income tax purposes is $3,618,000 at December 31, 1999.

The following is a summary of consolidated real estate owned for the three years ended December 31, 1999.
                                                               1999              1998               1997
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $  4,599,000      $ 10,827,000       $ 11,316,000
Additions during period:
  Improvements                                                   27,000           154,000              2,000
Deductions during period:
  Real estate sold                                           (1,783,000)       (4,631,000)          (422,000)
  Charge-offs                                                       ---        (1,751,000)           (69,000)
-------------------------------------------------------------------------------------------------------------
Balance at year end                                        $  2,843,000      $  4,599,000       $ 10,827,000
=============================================================================================================

                            See accompanying independent auditors report
                                               F-20
                        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                         A Limited Partnership

                                      MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 1999

                                                                                                SCHEDULE IV

                                                                                                Principal
                                                                                                 Amount
                                                                                                 of Loan
                                                                                   Carrying     Subject to
                                 Final         Periodic                   Face     Amount of    Delinquent
                    Interest    Maturity        Payment        Prior    Amount of  Mortgages   Principal or
Description           Rate        Date           Terms         Liens    Mortgages     <F1>      or Interest
------------------------------------------------------------------------------------------------------------
Note secured by:

50 percent interest                           Interest only
  in First Trust                             Balloon payments
  Deed on 157 lots                           of $325,000 and           $1,070,000      $543,000    $325,000
  in Lancaster, CA    8% Fixed  4/23/00      $745,000 due in   None  (50%--$535,000)
                                                July 1999
                                              and April 2000
50 percent interest                             P +I due at              $21,000         10,000      21,000
  in unsecured note   Prime +1%  7/1/98          maturity      None   (50% - 10,000)


Loss from unconsolidated investee                                                        (5,000)

-------------------------------------------------------------------------------------------------------------

                                                                                       $548,000    $346,000
-------------------------------------------------------------------------------------------------------------

<F1> Aggregate cost for Federal Income Tax purposes is $548,000 at December 31, 1999.



                      CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                       A Limited Partnership

                                                                               Schedule IV
                                   Mortgage Loans on Real Estate
                                            (Continued)
                                        December 31, 1999
The following is a summary of activity for the years ended December 1999, 1998 and 1997.

                                                               1999                1998              1997
------------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $   598,000       $  1,029,000       $ 1,068,000
  Additions during period:
   New mortgage loans/disbursements                                ---            295,000           179,000
   Loans transferred from real estate owned                        ---                ---           200,000

  Deductions during period:
   Collections of principal                                    (50,000)          (615,000)         (293,000)
   Chargeoffs                                                      ---            (15,000)              ---
   Losses from unconsolidated investees                            ---            (96,000)         (125,000)

------------------------------------------------------------------------------------------------------------
Balance at year end                                         $  548,000        $   598,000       $ 1,029,000
============================================================================================================


                          See accompanying independent auditors' report.
                                             F-22

</DOCUMENT