Form 10-Q
period 2000-03-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 2000-05-15
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2000
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                              March 31,        December 31,
                                                2000               1999
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  2,832,000      $  2,039,000

Real estate loans receivable,
  earning (note 3)                               542,000           543,000
Loans receivable from unconsolidated
  investee, nonearning                             5,000             5,000
---------------------------------------------------------------------------
Net loans receivable                             547,000           548,000
---------------------------------------------------------------------------
Real estate owned, held for sale (note 4)      1,997,000         2,843,000
 Less allowance for possible
  losses on real estate owned                  1,112,000         1,112,000
---------------------------------------------------------------------------
Net real estate owned                            885,000         1,731,000
---------------------------------------------------------------------------
Due from unconsolidated investee                   2,000             2,000
Other assets, net                                 26,000             5,000
---------------------------------------------------------------------------
                                            $  4,292,000      $  4,325,000
===========================================================================
Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $     63,000      $     65,000
Due to affiliates                                  3,000               ---
---------------------------------------------------------------------------
   Total liabilities                              66,000            65,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
     units outstanding at March 31, 2000
     and December 31, 1999
    General partners                             (56,000)          (56,000)
    Limited partners                           4,282,000         4,316,000
---------------------------------------------------------------------------
    Total partners' equity                     4,226,000         4,260,000
Contingencies (note 6)
---------------------------------------------------------------------------
                                            $  4,292,000      $  4,325,000
===========================================================================

        See accompanying notes to consolidated financial statements
                                   1
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations


               For the three months ended March 31, 2000 and 1999

                                                 2000             1999
                                             (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Revenue:
Interest income on loans to
  nonaffiliates, including fees             $    11,000       $    12,000
Interest on interest-bearing deposits            26,000             9,000
Income from operations
  of real estate owned                              ---            44,000
Other                                             1,000             4,000
--------------------------------------------------------------------------
    Total revenue                                38,000            69,000
-------------------------------------------------------------------------
Expenses:
Operating expenses from operations
  of real estate owned                              ---            20,000
Operating expenses from operations
  of real estate owned paid to affiliates           ---             3,000
Expenses associated with non-operating
  real estate owned                              22,000            13,000
Depreciation and amortization expense               ---             1,000
Interest expense                                    ---             5,000
General and administrative, affiliates           34,000           111,000
General and administrative, nonaffiliates        16,000            25,000
--------------------------------------------------------------------------
    Total expenses                               72,000           178,000
--------------------------------------------------------------------------

  Net loss                                  $   (34,000)      $  (109,000)
==========================================================================

Net loss per limited
  partnership unit                          $     (1.17)      $     (3.74)
==========================================================================









        See accompanying notes to consolidated financial statements
                                   2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


                  For the three months ended March 31, 2000
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
--------------------------------------------------------------------------
Balance at
  December 31, 1999             $   (56,000)   $  4,316,000   $  4,260,000

Net loss                                ---         (34,000)       (34,000)
--------------------------------------------------------------------------
Balance at
  March 31, 2000                $   (56,000)   $  4,282,000   $  4,226,000
===========================================================================




























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows


            For the three months ended March 31, 2000 and 1999


                                                 2000             1999
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                                   $   (34,000)     $ (109,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Changes in assets and liabilities:
   Increase in other assets                      (21,000)        (19,000)
   Decrease in accounts payable
     and accrued liabilities                      (2,000)        (52,000)
   Increase in due to affiliates                   3,000             ---
-------------------------------------------------------------------------
Net cash used in operating activities            (54,000)       (180,000)
-------------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                    1,000          12,000
   Advances on loans                                 ---          (9,000)
   Cash proceeds from sale of real
     estate owned, held for sale                 846,000             ---
   Capital expenditures for real
     estate owned, held for sale                     ---         (25,000)
-------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                           847,000         (22,000)
-------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                           793,000        (202,000)
Beginning cash and cash equivalents            2,039,000       1,010,000
-------------------------------------------------------------------------
Ending cash and cash equivalents             $ 2,832,000      $  808,000
=========================================================================



Supplemental schedule of cash flow
  information:
   Cash paid during the quarter
     for interest                           $       ---      $     5,000

     See accompanying notes to consolidated financial statements
                                   4

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          March 31, 2000 and 1999

(1)  BUSINESS

Centennial Mortgage Income Fund II (the "Partnership") was formed in 1985 and initially invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California.
In the normal course of business, th1e Partnership participated with other lenders in extending credit to single borrowers. The Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of March 31, 2000, most of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three months ended March
31, 2000 and 1999 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 2000 and 1999 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange
Commission, provide additional disclosures and a further description of accounting policies.

                                   5

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



(3) REAL ESTATE LOANS RECIEVABLE, EARNING

Real estate loans receivable, earning consists of a single note as of March 31, 2000. Since this note matured on April 21, 2000 and the borrower failed to payoff the note when due, the Partnership has sent a demand letter for payoff to the borrower. The note is secured by a first trust deed on 157 lots in Lancaster, California and the Partnership has the right to commence foreclosure proceedings against these lots if the borrower fails to payoff this note.
Management believes that the value of the lots is sufficient to protect the Partnership from incurring any loss related to this note.

(4)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                                 (dollars in thousands)
                                                March 31,        December 31,
                                                  2000             1999
----------------------------------------------------------------------------
1.  Land in Sacramento, CA                     $   1,997           $   2,843
============================================================================

In February 2000, the Partnership sold approximately 7.13 acres of the remaining 27.83 acres of land in Sacramento for a gross sales price of $900,000. The sale generated approximately $846,000 in net cash proceeds after deducting $54,000 in selling costs. No gain or loss was recorded in connection with this transaction.

 (5)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital

                                   6
invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 2000 or 1999.

(6) CONTINGENCIES

There are no material pending legal proceedings.













































                                   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(34,000) and $(1.17) and $(109,000) and $(3.74) for the three months ended
March 31, 2000 and March 31, 1999, respectively.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of March 31, 2000, the Partnership held only cash and cash equivalents, a single note secured by real estate, an investment in a single undeveloped parcel of real estate and $33,000 in other non-cash assets. In light of these circumstances, the Partnership made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

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

                                   8
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Partnership had $2,832,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at March 31, 2000. Sources of funds are expected to be from the sale of real estate owned and the payoff or paydown of notes receivable.

During the three months ended March 31, 2000 the Partnership's cash and cash equivalents increased by approximately $793,000. This increase was principally due to $846,000 in net cash proceeds from the sale of a portion of the land in Sacramento. The Partnership used approximately $54,000 in cash in operating activities during the three months ended March 31, 2000.

As of March 31, 2000, the Partnership has entered into a purchase and sale agreement to sell a portion of the remaining land in Sacramento for a gross sales price before selling costs of approximately $520,000. Management currently estimates that the net sale proceeds from this transaction, if consummated, will be approximately equal to the net book value after allowances for losses. The buyer's contingency periods provided for in the contract have not yet expired. This sale is subject to numerous uncertainties and there is no assurance that the transaction will be consummated.

The Partnership's principal capital requirements for the next year consist of:
(i) real property taxes on real estate owned of approximately $26,000 payable during the next twelve months, and (ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

The general partners have had discussions with legal counsel regarding the amounts of cash balances that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any future litigation which may arise. It is expected that these cash balances will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.
                                   9
RESULTS OF OPERATIONS

Interest income on loans to nonaffiliates, including fees was $11,000 and $12,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease can be attributed to a decrease in the average balances of these loans in the early part of 1999.

REAL ESTATE OWNED

The real estate owned balances before allowance for possible losses at March 31, 2000 and 1999 were $1,997,000 and $4,624,000, respectively. A description of the Partnership's principal real estate owned follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 92 percent leased as of March 31, 1999, however, a number of leases expired in 1999 and occupancy levels declined as a result. The property generated net operating income of $21,000 during the three months ended March 31, 1999. As of March 31, 1999, the property was encumbered by a note secured by a first trust deed of $234,000 which matured June 1, 2008. The property was sold in December 1999 and the secured note was repaid from the sales proceeds.

28 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both parcels sold are zoned for residential use. The balance of the property is zoned for industrial/commercial use. During the first quarter of 2000, the Partnership opened escrow on a 7.13 acre portion of the property which did have freeway visibility for a purchase price of $900,000. The escrow closed in February 2000, generated $846,000 in net cash proceeds and was recorded at no gain or loss. As of March 31, 2000, the Partnership has entered into a purchase and sale agreement to sell a portion of the remaining land in Sacramento for a gross sales price before selling costs of approximately $520,000. Management currently estimates that the net sale proceeds from this transaction, if consummated, will be approximately

                                  10
equal to the net book value after allowances for losses. The buyer's contingency periods provided for in the contract have not yet expired. This sale is subject to numerous uncertainties and there is no assurance that the transaction will be consummated.

At March 31, 2000, the carrying value before allowance for possible losses was $1,997,000. The Partnership has recorded a $1,112,000 allowance for losses related to this property as of March 31, 2000.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $26,000 and $9,000 for the three months ended March 31, 2000 and 1999, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in 2000 is primarily attributable to an increase in the average balance of cash and cash equivalents.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $44,000 for the three months ended March 31, 1999. The 1999 revenues are from the office building in San Bernardino. There was no rental income from this property during the three months ended March 31, 2000 due to the sale of the building in December 1999.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 2000 or 1999. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at March 31, 2000 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $20,000 for the three months ended March 31, 1999. These expenses were associated with the office building in San Bernardino which was sold in December 1999.

Operating expenses from operations of real estate owned paid to affiliates were $3,000 for three months ended March 31, 1999. The operating expenses consist of property management fees paid to an affiliate for the management of the office building in San Bernardino.

Expenses associated with non-operating real estate owned were $22,000 and $13,000 for the three months ended March 31, 2000 and 1999, respectively. The expenses relate to the 45 acres in Sacramento. The increase for the three months ended March 31, 2000 is primarily due to legal costs associated with the sales transactions discussed above.

Interest expense was $5,000 for the three months ended March 31, 1999. The interest expense relates to the note secured by the office building in San Bernardino which was repaid in December 1999.

                                  11

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $34,000 and $111,000, respectively, for the three months ended March 31, 2000 and 1999. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 1999 to 2000 is due to the termination of five employment contracts effective March 31, 1999.

General and administrative expenses, nonaffiliates totaled $16,000 and $25,000 for the three months ended March 31, 2000 and 1999, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease in 2000 is principally due to a decrease in accountant's fees and printing and mailing costs of materials mailed to investors.









































                                  12


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




















                                  13


                        Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                      May 12, 2000


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                      May 12, 2000


By:  CENTENNIAL CORPORATION
     General Partner



/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                              May 12, 2000