Form 10-Q
period 2000-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 2000-08-22
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2000
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                              June 30,        December 31,
                                                2000               1999
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  2,782,000      $  2,039,000

Real estate loans receivable, earning            549,000           543,000
Real estate loans receivable from
  unconsolidated investee,
  nonearning                                       5,000             5,000
---------------------------------------------------------------------------
Net real estate loans receivable                 554,000           548,000
---------------------------------------------------------------------------
Real estate owned, held for sale (note 3)      1,997,000         2,843,000
 Less allowance for possible loan
  losses on real estate owned                  1,112,000         1,112,000
---------------------------------------------------------------------------
Net real estate owned                            885,000         1,731,000
---------------------------------------------------------------------------
Due from unconsolidated investee                   2,000             2,000
Other assets, net                                 13,000             5,000
---------------------------------------------------------------------------
                                            $  4,236,000      $  4,325,000
===========================================================================
Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $     15,000      $     65,000
Due to affiliates                                  1,000               ---
---------------------------------------------------------------------------
   Total liabilities                              16,000            65,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
     units outstanding at June 30, 2000
     and December 31, 1999
    General partners                             (56,000)          (56,000)
    Limited partners                           4,276,000         4,316,000
---------------------------------------------------------------------------
    Total partners' equity                     4,220,000         4,260,000
Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  4,236,000      $  4,325,000
===========================================================================

        See accompanying notes to consolidated financial statements
                                   1
              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                            A Limited Partnership

                   Consolidated Statements of Operations
                               (Unaudited)

                                 Six Months            Three Months
                                Ended June 30,         Ended June 30,
                               2000       1999        2000       1999
------------------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees          $   21,000   $   24,000  $  10,000  $   12,000
Interest on interest-
  bearing deposits            62,000       17,000     36,000       8,000
Income from operations of
  real estate owned              ---       92,000        ---      48,000
Other income                   3,000        6,000      2,000       2,000
------------------------------------------------------------------------
   Total revenue              86,000      139,000     48,000      70,000
------------------------------------------------------------------------
Expenses:
Operating expenses from
  operations of real
  estate owned                   ---       43,000        ---      23,000
Operating expenses from
  operations of real estate
  owned paid to affiliates       ---        6,000        ---       3,000
Expenses associated with non-
  operating real estate
  owned                       32,000       25,000     10,000      12,000
Depreciation and
  amortization expense           ---        2,000        ---       1,000
Interest expense                 ---       10,000        ---       5,000
General and administrative,
  affiliates                  58,000      137,000     24,000      26,000
General and administrative,
  nonaffiliates               36,000       43,000     20,000      18,000
-------------------------------------------------------------------------
   Total expenses            126,000      266,000     54,000      88,000
-------------------------------------------------------------------------
  Net loss                $  (40,000)  $ (127,000) $  (6,000) $  (18,000)
=========================================================================
Net loss per limited
  partnership unit
  - basic and diluted     $    (1.37)  $    (4.36) $   (0.21) $    (0.62)
=========================================================================



       See accompanying notes to consolidated financial statements
                                   2

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


                 For the six months ended June 30, 2000
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
--------------------------------------------------------------------------
Balance at
  December 31, 1999             $   (56,000)   $  4,316,000   $  4,260,000

Net loss                                ---         (40,000)       (40,000)
--------------------------------------------------------------------------
Balance at
  June 30, 2000                 $   (56,000)   $  4,276,000   $  4,220,000
===========================================================================





























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows

               For the six months ended June 30, 2000 and 1999

                                                 2000             1999
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                                   $   (40,000)     $ (127,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                     ---           2,000
   Interest accrued to principal on
    loans receivable                              (6,000)            ---
  Changes in assets and liabilities:
   Increase in other assets                       (8,000)         (7,000)
   Decrease in accounts payable
     and accrued liabilities                     (50,000)        (50,000)
   Increase in due to affiliates                   1,000             ---
-------------------------------------------------------------------------
Net cash used in operating activities           (103,000)       (182,000)
-------------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                      ---          62,000
   Advances on loans                                 ---          (9,000)
   Cash proceeds from sale of real
     estate owned, held for sale                 846,000         842,000
   Capital expenditures for real
     estate owned, held for sale                     ---         (25,000)
-------------------------------------------------------------------------
Net cash provided by
  investing activities                           846,000         870,000
-------------------------------------------------------------------------
Cash flows used in financing activities:
  Principal payments on notes payable                ---          (1,000)
-------------------------------------------------------------------------
Net increase in cash
  and cash equivalents                           743,000         687,000
Beginning cash and cash equivalents            2,039,000       1,010,000
-------------------------------------------------------------------------
Ending cash and cash equivalents             $ 2,782,000      $1,697,000
=========================================================================
Supplemental schedule of cash flow
  information:
   Cash paid during the quarter
     for interest                           $       ---      $    10,000

     See accompanying notes to consolidated financial statements
                                   4
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          June 30, 2000 and 1999

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

As of June 30, 2000, most of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three months ended June 30, 2000 and 1999 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the six months ended June 30, 2000 and 1999 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                                June 30,        December 31,
                                                  2000             1999
----------------------------------------------------------------------------
1.  Land in Sacramento, CA                         1,997               2,843
----------------------------------------------------------------------------
Total real estate owned                        $   1,997           $   2,843
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

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six months ended June 30, 2000 or 1999.

(5) CONTINGENCIES

There are no material pending legal proceedings.

                                   6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(40,000) and $(1.37) and $(6,000) and $(.21) for the six and three months ended June 30, 2000, respectively. The Partnership had net losses and losses per limited partnership unit of $(127,000) and $(4.36) and $(18,000) and $(.62) for the six and three months ended June 30, 1999, respectively. The decrease in losses is principally the result of a reduction in general and administrative costs.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of June 30, 2000, the Partnership held only cash and cash equivalents, a single note secured by real estate, an investment in a single undeveloped parcel of real estate and $20,000 in other non-cash assets. In light of these circumstances, the Partnership made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

To date, the Partnership has experienced only minor computer related problems that are the result of the year 2000. None of these problems have caused any significant disruption to the Partnership's operations. The Partnership

                                   7
anticipates that it will encounter additional minor problems in the coming months. It does not anticipate that it will be required to spend any significant amounts to correct these problems or that these problems will cause any disruptions of any consequence to the Partnership's operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Partnership had $2,782,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at June 30, 2000. Sources of funds are expected to be from the sale of real estate owned and the payoff or paydown of notes receivable.

During the six months ended June 30, 2000 the Partnership's cash and cash equivalents increased by approximately $743,000. This increase was principally due $846,000 in net cash proceeds from the sale of a portion of the land in Sacramento. The Partnership used approximately $103,000 in cash in operating activities during the three months ended June 30, 2000.

As of June 30, 2000, the Partnership has entered into a purchase and sale agreement to sell a portion of the remaining land in Sacramento for a gross sales price before selling costs of approximately $520,000. Management currently estimates that the net sale proceeds from this transaction, if consummated, will be approximately equal to the net book value after allowances for losses. The buyer's contingency periods provided for in the contract have not yet expired. This sale is subject to numerous uncertainties and there is no assurance that the transaction will be consummated.

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

The general partners have had discussions with legal counsel regarding the amounts of cash balances that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any

                                   8
threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any future litigation which may arise. It is expected that these cash balances will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

In light of the $2,782,000 balance of cash and cash equivalents held by the Partnership at June 30, 2000 and the pending sale discussed above, it is likely that the Partnership will make a cash distribution to limited partners prior to the end of calendar 2000. If a distribution is made, it is likely that it will be somewhere in the range of $1,500,000 to $2,200,000, or approximately $50.00 to $75.00 per limited partnership unit.

RESULTS OF OPERATIONS

INTEREST ON LOANS

Interest income on loans to nonaffiliates, including fees was $10,000 and $12,000 for the three months ended June 30, 2000 and 1999, respectively. Interest income on loans to nonaffiliates, including fees was $21,000 and $24,000 for the six months ended June 30, 2000 and 1999, respectively. The decreases can be attributed to a decrease in the average balances of these loans in the early part of 1999.

Interest income on loans to nonaffiliates for the six months ended June 30, 2000 was earned from a single note secured by real estate. The principal balance of this note was due in April 2000, however, as of June 30, 2000, the borrower had failed to make any principal or interest payments on the note since it matured. The Partnership owns a 50% interest in the note with the remaining interest in the note being owned by Centennial Mortgage Income Fund, an affiliate. The Partnership commenced foreclosure proceedings under the trust deed securing the note in July 2000. Subsequently, the Partnership entered into a modification agreement with the borrower which required the borrower to make an immediate $50,000 principal payment, bring interest current and pay for all foreclosure proceeding costs. In addition, the modification agreement requires the borrower to make monthly interest payments, make future $50,000 principal payments in September 2000 and November 2000, and to repay the remaining balance of the note by December 28, 2000. The Partnership believes that the value of the real estate securing the note is sufficient to prevent the Partnership from suffering any material loss related to this note.

Interest income on loans to nonaffiliates for the six months ended June 30, 2000 was earned from a single note secured by real estate. The principal balance of this note was due in April 2000, however, the borrower has failed to make any principal or interest payments on the note since it matured. The Partnership has commenced foreclosure proceedings on the note and believes that the value of the real estate securing the note is sufficient to prevent the Partnership from suffering any material loss related to this note.

REAL ESTATE OWNED

The real estate owned balances at June 30, 2000 and December 31, 1999 were $1,997,000 and $2,843,000, respectively. A description of the principal real

                                   9
estate assets owned by the Partnership during the periods covered in the accompanying financial statements follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 92 percent leased as of March 31, 1999, however, a number of leases expired in 1999 and occupancy levels declined as a result. The property generated net operating income of $21,000 during the three months ended March 31, 1999. As of March 31, 1999, the property was encumbered by a note secured by a first trust deed of $234,000 which was repaid when the property was sold. The property was sold in December 1999 and the secured note was repaid from the sales proceeds.

28 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 44.52 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility. The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997. During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both parcels sold are zoned for residential use. The balance of the property is zoned for industrial/commercial use. During the first quarter of 2000, the Partnership opened escrow on a 7.13 acre portion of the property which did have freeway visibility. for a purchase price of $900,000. The escrow closed in February 2000, generated $846,000 in net cash proceeds and was recorded at no gain or loss. As of March 31, 2000, the Partnership has entered into a purchase and sale agreement to sell a portion of the remaining land in Sacramento for a gross sales price before selling costs of approximately $520,000. Management currently estimates that the net sale proceeds from this transaction, if consummated, will be approximately equal to the net book value after allowances for losses. The buyer's contingency periods provided for in the contract have not yet expired. This sale is subject to numerous uncertainties and there is no assurance that the transaction will be consummated.

At June 30, 2000, the carrying value before allowance for possible losses was $1,997,000. The Partnership has recorded a $1,112,000 allowance for losses related to this property as of June 30, 2000.


                                  10

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $36,000 and $8,000 for the three months ended June 30, 2000 and 1999, respectively. Interest on interest-bearing deposits totaled $62,000 and $17,000 for the six months ended June 30, 2000 and 1999, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in 2000 is primarily attributable to an increase in the average balance of cash and cash equivalents and to a lesser extent, an increase in the average yield earned on bank deposits in 2000.
INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $92,000 for the six months ended June 30, 1999. The 1999 revenues are from the office building in San Bernardino. There was no rental income from this property during the six months ended June 30, 2000 due to the sale of the building in December 1999.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six months ended June 30, 2000 or 1999. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at June 30, 2000 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $43,000 for the six months ended June 30, 1999. These expenses were associated with the office building in San Bernardino which was sold in December 1999.

Operating expenses from operations of real estate owned paid to affiliates were $6,000 for six months ended June 30, 1999. The operating expenses consist of property management fees paid to an affiliate for the management of the office building in San Bernardino.

Expenses associated with non-operating real estate owned were $10,000 and $12,000 for the three months ended June 30, 2000 and 1999, respectively. Expenses associated with non-operating real estate owned were $32,000 and $25,000 for the six months ended June 30, 2000 and 1999, respectively. The expenses relate to the 45 acres in Sacramento. The increase for the six months ended June 30, 2000 is primarily due to legal costs associated with the sales transactions discussed above.

Interest expense was $10,000 for the six months ended June 30, 1999. The interest expense relates to the note secured by the office building in San Bernardino which was repaid in December 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $24,000 and $26,000,

                                  11
respectively, for the three months ended June 30, 2000 and 1999. General and administrative expenses, affiliates totaled $58,000 and $137,000, respectively, for the six months ended June 30, 2000 and 1999. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 1999 to 2000 is due to the termination of five employment contracts effective March 31, 1999.

General and administrative expenses, nonaffiliates totaled $20,000 and $18,000 for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses, nonaffiliates totaled $36,000 and $43,000 for the six months ended June 30, 2000 and 1999, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease in 2000 is principally due to a decrease in accountant's fees.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk ssociated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of June 30, 2000, the Partnership held bank deposits with carrying values totaling $2,782,000 and fixed rate mortgage notes receivable with carrying values totaling $554,000. The bank deposits and fixed rate mortgage notes all had maturities of ninety days or less. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of June 30, 2000. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate notes receivable and/or the value of the underlying real estate collateral which secure the Partnership's notes receivable.

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

The Partnership had no interest bearing indebtedness outstanding as of June 30, 2000. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.













                                  12

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K


        (a) Exhibits (3) & (4)  Articles of Incorporation and Bylaws

            The Amended and Restated Limited Partnership Agreement Incorporated by reference to Exhibit A to the Partnership's Prospectus contained in the Partnership's registration
            Statement on Form Form S-11 (Commission File No. 0-15448)
            Dated January 17, 1986, as supplemented filed under the Securities Act of 1933

            Exhibit 27. Financial Data Schedule

        (b) Reports on Form 8-K

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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


/s/ John B. Joseph
_________________________________
John B. Joseph
General Partner                                      August 11, 2000


/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                      August 11, 2000


By:  CENTENNIAL CORPORATION
     General Partner



/s/ Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                              August 11, 2000