Form 10-Q
period 2000-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 2000-11-14
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                            September 30,      December 31,
                                                2000               1999
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  3,316,000      $  2,039,000

Real estate loans receivable, earning            490,000           543,000
Real estate loans receivable from
  unconsolidated investee, nonearning              5,000             5,000
---------------------------------------------------------------------------
Net real estate loans receivable                 495,000           548,000
---------------------------------------------------------------------------
Real estate owned, held for sale (note 3)      1,511,000         2,843,000
 Less allowance for possible
  losses on real estate owned                  1,112,000         1,112,000
---------------------------------------------------------------------------
Net real estate owned                            399,000         1,731,000
---------------------------------------------------------------------------
Due from unconsolidated investee                   2,000             2,000
Other assets, net                                  6,000             5,000
---------------------------------------------------------------------------
                                            $  4,218,000      $  4,325,000
===========================================================================
Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $     17,000      $     65,000
Due to affiliates                                  1,000               ---
Accrued distribution to limited partners       2,127,000               ---
---------------------------------------------------------------------------
   Total liabilities                           2,145,000            65,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership units
     outstanding at September 30, 2000
     and December 31, 1999
    General partners                             (56,000)          (56,000)
    Limited partners                           2,129,000         4,316,000
---------------------------------------------------------------------------
    Total partners' equity                     2,073,000         4,260,000
Contingencies (note 5)
Subsequent event (note 6)
---------------------------------------------------------------------------
                                            $  4,218,000      $  4,325,000
===========================================================================

        See accompanying notes to consolidated financial statements
                                   1
              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                            A Limited Partnership

                   Consolidated Statements of Operations
                               (Unaudited)

                                  Nine Months          Three Months
                              Ended September 30,   Ended September 30,
                               2000       1999        2000       1999
------------------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees          $   32,000   $   34,000  $  11,000  $   10,000
Interest on interest-
  bearing deposits           106,000       36,000     44,000      19,000
Income from operations of
  real estate owned              ---      135,000        ---      43,000
Other income                   7,000        8,000      4,000       2,000
------------------------------------------------------------------------
   Total revenue             145,000      213,000     59,000      74,000
------------------------------------------------------------------------
Expenses:
Provision for possible
  losses                      30,000          ---     30,000         ---
Operating expenses from
  operations of real
  estate owned                   ---       69,000        ---      26,000
Operating expenses from
  operations of real estate
  owned paid to affiliates       ---        9,000        ---       3,000
Expenses associated with non-
  operating real estate
  owned                       40,000       52,000      8,000      27,000
Depreciation and
  amortization                   ---        3,000        ---       1,000
Interest expense                 ---       16,000        ---       6,000
General and administrative,
  affiliates                  82,000      162,000     24,000      25,000
General and administrative,
  nonaffiliates               53,000       66,000     17,000      23,000
-------------------------------------------------------------------------
   Total expenses            205,000      377,000     79,000     111,000
-------------------------------------------------------------------------
  Net loss                $  (60,000)  $ (164,000) $ (20,000) $  (37,000)
=========================================================================
Net loss per limited
  partnership unit
  - basic and diluted     $    (2.06)  $    (5.63) $   (0.69) $    (1.27)
=========================================================================

       See accompanying notes to consolidated financial statements
                                   2

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity
                              (Unauidited)

                 For the nine months ended September 30, 2000
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
--------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999             $   (56,000)   $  4,316,000   $  4,260,000

Net loss                                ---         (60,000)       (60,000)

Accrued distribution to
  limited partners                               (2,127,000)    (2,127,000)
--------------------------------------------------------------------------
Balance (deficit) at
  September 30, 2000            $   (56,000)   $  2,129,000   $  2,073,000
===========================================================================

























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership
                   Consolidated Statements of Cash Flows

               For the nine months ended September 30, 2000 and 1999

                                                 2000             1999
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                                   $   (60,000)     $ (164,000)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for possible losses                  30,000             ---
   Depreciation and amortization                     ---           3,000
  Changes in assets and liabilities:
   Increase in other assets                       (1,000)          1,000
   Decrease in accounts payable
     and accrued liabilities                     (48,000)        (35,000)
   Increase in due to affiliates                   1,000             ---
-------------------------------------------------------------------------
Net cash used in operating activities            (78,000)       (195,000)
-------------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                   23,000          62,000
   Advances on loans                                 ---          (8,000)
   Cash proceeds from sale of real
     estate owned, held for sale               1,332,000         842,000
   Capital expenditures for real
     estate owned, held for sale                     ---         (25,000)
-------------------------------------------------------------------------
Net cash provided by investing activities      1,355,000         871,000
-------------------------------------------------------------------------
Cash flows used in financing activities:
  Principal payments on notes payable                ---          (1,000)
-------------------------------------------------------------------------
Net increase in cash
  and cash equivalents                         1,277,000         675,000
Beginning cash and cash equivalents            2,039,000       1,010,000
-------------------------------------------------------------------------
Ending cash and cash equivalents             $ 3,316,000      $1,685,000
=========================================================================
Supplemental schedule of cash flow
  information:
   Cash paid during the period
     for interest                           $       ---      $    14,000

Supplemental schedule of noncash investing
  and financing activities:
   Decrease in notes receivable as
    a result of partial chargeoff            $   30,000      $       ---
     See accompanying notes to consolidated financial statements
                                   4

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership
                  Notes to Consolidated Financial Statements
                                (Unaudited)
                          September 30, 2000 and 1999

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

As of September 30, 2000, most of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three months ended September 30, 2000 and 1999 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine months ended September 30, 2000 and 1999 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

 (3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                              September 30,     December 31,
                                                  2000             1999
----------------------------------------------------------------------------
1.  Land in Sacramento, CA                         1,511               2,843
----------------------------------------------------------------------------
Total real estate owned                        $   1,511           $   2,843
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

In August 2000, the Partnership sold approximately 2.65 acres of the remaining
27.83 acres of land in Sacramento for a gross sales price of $519,000. The sale generated approximately $486,000 in net cash proceeds after deducting $33,000 in selling costs. No gain or loss was recorded in connection with this transaction.

The Partnership held approximately 18.05 acres of this property as of September 30, 2000 with a remaining net carrying value of $399,000, after deducting an allowance for possible losses on real estate owned of $1,112,000.

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general

                                   6

partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 2000 or 1999.

(5) CONTINGENCIES

There are no material pending legal proceedings.

(6) SUBSEQUENT EVENT

The Partnership made a cash distribution to limited partners of approximately $2,127,000 in October 2000. The distribution, which equaled $73.00 per limited partnership unit, was made to all holders of record as of September 15, 2000.






































                                   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(60,000) and $(2.06) and $(20,000) and $(0.69) for the nine and three months ended September 30, 2000, respectively. The Partnership had net losses and losses per limited partnership unit of $(164,000) and $(5.63) and $(37,000) and $(1.27) for the nine and three months ended September 30, 1999, respectively. The decrease in losses is principally the result of a reduction in general and administrative costs.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of September 30, 2000, the Partnership held only cash and cash equivalents, a single note secured by real estate, an investment in a single undeveloped parcel of real estate and $8,000 in other non-cash assets. In light of these circumstances, the Partnership has made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

To date, the Partnership has experienced only minor computer related problems that are the result of the year 2000. None of these problems have caused any significant disruption to the Partnership's operations. The Partnership

                                   8
anticipates that it will encounter additional minor problems in the coming months. It does not anticipate that it will be required to spend any significant amounts to correct these problems or that these problems will cause any disruptions of any consequence to the Partnership's operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Partnership had $3,316,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at September 30, 2000. Sources of funds are expected to be from the sale of real estate owned and the payoff or paydown of notes receivable.

During the nine months ended September 30, 2000 the Partnership's cash and cash equivalents increased by approximately $1,277,000. This increase was principally due to $1,332,000 in net cash proceeds from the sale of a portion of the land in Sacramento. The Partnership used approximately $78,000 in cash in operating activities during the nine months ended September 30, 2000.

The Partnership's principal capital requirements for the next year consist of:
(i) a $2,127,000 cash distribution to limited partners that was paid in October 2000 (ii) real property taxes on real estate owned of approximately $23,000 payable during the next twelve months, and (iii) general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

Through the latter part of 1997, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial amount of real estate owned, these potential operating costs were considered to be very significant. As a result of the substantial decrease in real estate owned which occurred during 1998, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998.

Additional property sales in 1999 and 2000 caused the Partnership's cash balances to increase from approximately $1.0 million at December 31, 1998 to over $3.3 million as of September 30, 2000. As a result, the general partners declared a distribution payable to all limited partners of record as of September 15, 2000 in the amount of $2,127,000, or $73.00 per limited partnership unit. This distribution was paid in October 2000.

The general partners have had discussions with legal counsel regarding the amounts of cash balances that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any

                                   9
threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any future litigation which may arise. It is expected that these cash balances will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

RESULTS OF OPERATIONS

INTEREST ON LOANS

Interest income on loans to nonaffiliates, including fees was $11,000 and $10,000 for the three months ended September 30, 2000 and 1999, respectively. Interest income on loans to nonaffiliates, including fees was $32,000 and $34,000 for the nine months ended September 30, 2000 and 1999, respectively. The year to date decrease is attributable to a small loan which was repaid in early 1999 and did not generate any interest income in 2000.

Interest income on loans to nonaffiliates for the nine months ended September 30, 2000 was earned from a single note secured by real estate. The Partnership owns a 50% interest in the note with the remaining interest in the note being owned by Centennial Mortgage Income Fund, an affiliate. The principal balance of this note of $1,070,000 was due in April 2000, however, ,
the borrower failed to repay the note when it matured.   The Partnership
commenced foreclosure proceedings under the trust deed securing the note in July 2000. In August 2000, the Partnership entered into a modification agreement with the borrower which required the borrower to make an immediate $50,000 principal payment, bring interest current and pay for all foreclosure proceeding costs. In addition, the modification agreement required the borrower to make monthly interest payments, make $50,000 principal payments in September 2000 and November 2000, and to repay the remaining balance of the note by December 28, 2000.

The borrower failed to make the required payment in September 2000. During discussions with the borrower in early October, they indicated that they had an external source of funds available to repay the entire note, but only if the Partnership was willing to take a payoff amount that was $60,000 less than the face value of the note plus accrued interest. Additionally, the borrower indicated that if the Partnership did not accept this discounted payoff and instead pursued its right to foreclose under the deed of trust securing the note, the borrower would be likely to seek protection under the federal bankruptcy laws. Before deciding whether or not to accept the discounted payoff, the General Partners considered the following items: i) the length of time that it might take to pursue its rights through a bankruptcy proceeding;
ii) the risk that the Partnership might not ultimately recover the full face value of the note plus accrued interest and collection costs; and iii) the potential administrative costs of having to continue to operate the Partnership for additional time due to the extended holding period of the note. After evaluating these factors, the General Partners determined that it would be in the best interest of the limited partners to accept the discounted payoff. The Partnership received approximately $490,000 in cash from the payoff of the note in October 2000. The Partnership reduced its carrying value of the note by $30,000 (1/2 of the total discount) as of September 30, 2000 to reflect this agreement and charged the write down to provision for possible losses.

REAL ESTATE OWNED

The real estate owned balances at September 30, 2000 and December 31, 1999 were $1,511,000 and $2,843,000, respectively. A description of the principal real estate assets owned by the Partnership during the periods covered in the accompanying financial statements follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 92 percent leased as of March 31, 1999, however, a number of leases expired in 1999 and occupancy levels declined as a result. The property generated net operating income of $57,000 during the nine months ended September 30, 1999. As of September 30, 1999, the property was encumbered by a note secured by a first trust deed of $234,000 which was repaid when the property was sold. The property was sold in December 1999 and the secured note was repaid from the sales proceeds.

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

In August 2000, the Partnership sold approximately 2.65 acres of the remaining
27.83 acres of land in Sacramento for a gross sales price of $519,000. The sale generated approximately $486,000 in net cash proceeds after deducting $33,000 in selling costs. No gain or loss was recorded in connection with this transaction.

At September 30, 2000, the Partnership still held approximately 18.05 acres of this property that had a carrying value before allowance for possible losses was $1,551,000. The Partnership has recorded a $1,112,000 allowance for losses related to this property as of September 30, 2000.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $44,000 and $19,000 for the three months ended September 30, 2000 and 1999, respectively. Interest on interest-bearing deposits totaled $106,000 and $36,000 for the nine months ended September 30, 2000 and 1999, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in 2000 is primarily attributable to an increase in the average balance of cash and cash equivalents and to a lesser extent, an increase in the average yield earned on bank deposits in 2000.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $135,000 for the nine months ended September 30, 1999. The 1999 revenues are from the office building in San Bernardino. There was no rental income from this property during the nine months ended September 30, 2000 due to the sale of the building in December 1999.

PROVISION FOR POSSIBLE LOSSES

There was a $30,000 provision for possible losses for the nine months ended September 30, 2000. There was no provision for possible losses for the nine months ended September 30, 1999. The provision in 2000 was related to the note receivable discussed above under "Interest on Loans". The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at September 30, 2000 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $69,000 for the nine months ended September 30, 1999. These expenses were associated with the office building in San Bernardino which was sold in December 1999.

Operating expenses from operations of real estate owned paid to affiliates were $9,000 for nine months ended September 30, 1999. The operating expenses consist of property management fees paid to an affiliate for the management of the office building in San Bernardino.

Expenses associated with non-operating real estate owned were $8,000 and $27,000 for the three months ended September 30, 2000 and 1999, respectively. Expenses associated with non-operating real estate owned were $40,000 and $52,000 for the nine months ended September 30, 2000 and 1999, respectively. The expenses for the nine months ended September 30, 2000 relate primarily to the 45 acres in Sacramento. The expenses for the nine months ended September 30, 1999 also relate primarily to the 45 acres in Sacramento but also include approximately $17,000 in expenses associated with a property which was sold by the Partnership in 1998.

Interest expense was $16,000 for the nine months ended September 30, 1999.
The interest expense relates to the note secured by the office building in San Bernardino which was repaid in December 1999.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $24,000 and $25,000, respectively, for the three months ended September 30, 2000 and 1999. General and administrative expenses, affiliates totaled $82,000 and $162,000, respectively, for the nine months ended September 30, 2000 and 1999. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 1999 to 2000 is due to the termination of five employment contracts effective March 31, 1999.

General and administrative expenses, nonaffiliates totaled $17,000 and $23,000 for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses, nonaffiliates totaled $53,000 and $66,000 for the six months ended June 30, 2000 and 1999, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease in 2000 is principally due to a decrease in accountant's fees.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of September 30, 2000, the Partnership held bank deposits with carrying values totaling $3,316,000 and fixed rate notes receivable with carrying values totaling $495,000. The bank deposits and fixed rate notes all had maturities of ninety days or less. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of September 30, 2000.

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

The Partnership had no interest bearing indebtedness outstanding as of September 30, 2000. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


/s/ John B. Joseph
_________________________________
John B. Joseph
General Partner                                      November 13, 2000


/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                      November 13, 2000


By:  CENTENNIAL CORPORATION
     General Partner



/s/ Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                              November 13, 2000