Form 10-K
period 2000-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 2001-03-30
CIK 773337

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 2000

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

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate the majority of its assets. As of December 31, 2000, the Partnership's assets consisted of $1,674,000 in cash and cash equivalents and $399,000 in other non-cash assets. It is possible that the remaining non-cash assets could be liquidated during 2001.

Real estate owned by the Partnership reached a peak at December 31, 1993 and has been declining since that time. The following are the balances of real estate owned before allowance for possible losses as of December 31 for the past eight years:

1993	                   $  24,170,000
1994	                      11,284,000
1995	                      11,314,000
1996	                      11,316,000
1997	                      10,827,000
1998	                       4,599,000
1999	                       2,843,000
2000                         1,511,000

As of December 31, 2000, the Partnership had established a $1,112,000 allowance for possible losses on its real estate owned.

The liquidation of assets during 1998 enabled the Partnership to make a $3,496,000 cash distribution to its limited partners in October 1998.

Additional asset liquidations during 1999 and 2000 enabled the Partnership to make another $2,127,000 cash distribution to its limited partners in October 2000.

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

To date, the Partnership has experienced only minor computer related problems that are the result of the year 2000. None of these problems have caused any significant disruption to the Partnership's operations. The Partnership does not anticipate that it will encounter any future significant problems in the coming months nor does it anticipate that it will be required to spend any significant amounts to correct future year 2000 problems.

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

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership other than real estate owned which was obtained through foreclosure of real estate loans receivable, as described in note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

None

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

As of December 31, 2000, there were approximately 2,799 holders of limited partnership units.

(c)  Partnership Distributions

The Partnership paid a $3,496,000 cash distribution to limited partners in October 1998. This distribution equaled approximately $120.00 per limited partnership unit.

The Partnership paid a $2,127,000 cash distribution to limited partners in October 2000. This distribution equaled approximately $73.00 per limited partnership unit.

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


























ITEM 6.  SELECTED FINANCIAL DATA

                                       Years ended
                      (dollars in thousands, except per unit data)
-----------------------------------------------------------------------------
                     12/31/00    12/31/99    12/31/98    12/31/97    12/31/96
------------------------------------------------------------------------------
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
  Total revenue      $    181    $    277    $    479    $    170    $    251
  Net loss                (71)       (254)       (754)       (929)     (1,515)
  Net loss per limited
   partnership unit-
   basic and diluted    (2.44)      (8.72)     (25.87)     (31.88)     (51.99)
  Cash distributions
   per limited
   partnership unit     73.00         ---      120.00          --          --
CONSOLIDATED BALANCE
  SHEET DATA:
  Total loans before
   allowance for losses   ---         548         598        1,029      1,068
  Total real estate
  owned before allowance
  for losses            1,511       2,843       4,599       10,827     11,316
  Total assets          2,073       4,325       4,820        9,354     10,132
  Partners' equity      2,062       4,260       4,514        8,764      9,693

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(71,000) and $(2.44) for the year ended December 31, 2000, down from $(254,000) and $(8.72) for the year ended December 31, 1999 and $(754,000) and $(25.87) in 1998. Major changes between statements of operations components from 1999 to 2000 included: 1) an $82,000 increase in interest on interest bearing deposits; 2) a $32,000 increase in provision for possible losses; 3) a $68,000 decrease in net operating income from operations of real estate owned; 4) a $60,000 decrease in expenses associated with non-operating real estate owned; 5) a $37,000 decrease in interest expense; and 6) a $105,000 decrease in general and administrative costs. Major changes between statements of operations components from 1998 to 1999 included: 1) a $460,000 decrease in provision for possible losses; 2) a $127,000 decrease in expenses associated with non-operating real estate owned; 3) a $197,000 decrease in gain (loss) on sale of real estate owned; and 4) a $96,000 decrease in share of losses in unconsolidated investee. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 2000 is included in the following paragraphs.


Liquidity and Capital Resources

At December 31, 2000, the Partnership had $1,674,000 in unrestricted cash and cash equivalents. Additional sources of funds are expected to be from the sale of real estate owned.

During 2000, the Partnership's principal sources of cash were: i) $1,332,000 of cash proceeds from the sale of real estate; ii) $516,000 in principal payments received on loans in excess of disbursements on loans; and iii) $169,000 in interest income on loans and interest bearing deposits. The Partnership's principal uses of cash during 2000 were: i) a $2,127,000 cash distribution to limited partners; ii) $186,000 in general and administrative costs; iii) $27,000 in real estate taxes paid; and iv) $61,000 in other expenses associated with non-operating real estate owned;

Subsequent to December 31, 2000, the Partnership entered into a purchase and sale agreement involving the remaining 18 acres of its property in Sacramento. Although the buyer failed to make certain required cash deposits into escrow and the Partnership has cancelled the sales agreement, the prospective buyer has continued to express an interest in consummating the purchase of the property. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The current prospective buyer is an "end user" and their intended use of the property is not precluded by these characteristics. While the cancelled agreement provided for an all cash sales price of $1,180,000, management believes that it may be unable find another buyer in the near future who would be willing to purchase the property for this price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transaction discussed above if it is not consumated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $399,000 after allowance for possible losses as of December 31, 2000.

As of December 31, 2000, the Partnership had no unfunded loan commitments or notes payable commitments. The Partnership's principal capital requirements include: i) property taxes and bonds on real estate owned of approximately $23,000 payable in 2001, and ii) selling, general and administrative costs.

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

Additional asset liquidations during 1999 and 2000 enabled the Partnership to make another $2,127,000 cash distribution to its limited partners in October 2000.

The general partners have had discussions with legal counsel regarding the amounts of cash balances that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. The litigation which arose in 1999 (see discussion under "Other Expenses"- "Expenses associated with non-operating real estate owned" below) is an example of this. Although the general partners are not aware of any other threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any future litigation which may arise. It is expected that these cash balances will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

The general partners anticipate making another distribution to limited partners during the first half of 2001. The amount of this distribution will most likely be approximately equal to the Partnership's cash balances in excess of $1,000,000 unless unforeseen developments arise. The potential sales transaction discussed above could have a significant impact on the amount of this distribution.

Results of Operations

The Partnership's non-cash assets declined from $9,159,000 as of December 31, 1997 to $399,000 as of December 31, 2000. The substantial reduction in non-cash assets between 1997 and 2000 caused many changes in the Partnership's results of operations as discussed below.

Interest income on loans to affiliates, including fees was $16,000 for 1998. There was no interest income on loans to affiliates for 2000 or 1999 because the loans receivable from unconsolidated investees were placed on nonaccrual status in late 1996. The income in 1998 is related to interest repayments on loans to the Silverwood joint venture, which was constructing homes in Lancaster, California. This interest, which was repaid in 1998, had not previously been accrued by the Partnership.

Interest income on loans to nonaffiliates was $32,000, $45,000 and $12,000 in 2000, 1999 and 1998, respectively. In October 1998, the Partnership received two loans in connection with the payoff of certain loans to Silverwood Homes, an unconsolidated investee discussed in more detail below. These new loans have been the principal source of interest income on loans to nonaffiliates since 1998. The increase in 1999 can be attributed to the fact that the loans were outstanding for a greater part of the year while the decrease in 2000 is attributable to the loans being repaid in October 2000.

The real estate owned balance before allowance for possible losses at December 31, 2000, 1999 and 1998 was $1,511,000, $2,843,000 and $4,599,000,
respectively. The balance at December 31, 2000 is comprised of a single property located in Sacramento California and is offset by a $1,112,000 allowance for possible losses.

The following sections entitled "Nonaccrual Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of these assets.

Nonaccrual Loans and Other Loans to Affiliates

Loans on nonaccrual status during the years ended December 31, 1998 and 1999 are summarized below:

During 1994 the Partnership acquired a 50% interest in LCR Development, Inc., an unconsolidated subsidiary. The balance of LCR is owned by Centennial Mortgage Income Fund ("CMIF "), an affiliate. LCR was formed in order to take title to 179 residential lots in Lancaster, California through foreclosure of a $1,250,000 secured loan held by CMIF and a $2,115,000 secured loan held jointly by the Partnership and CMIF. The Partnership assigned its interest in the $2,115,000 note to LCR in exchange for a new note payable by LCR to the Partnership and CMIF. LCR subsequently: i) took title to the 179 lots through foreclosure; ii) entered into a joint venture with Home Devco, Inc.
named Silverwood Homes ("Silverwood"); and   iii) contributed the 179 lots to
Silverwood. The principal purpose of the joint venture was to construct homes on the property.

From 1995 through 1998, the Partnership and CMIF made several construction and development loans to Silverwood and Silverwood constructed 22 homes and sold 21 homes on the property . Originally, it was anticipated that homes would be constructed on all 179 lots, that there would be excess cash from the home sales after paying off the development and construction loans, and this excess cash would be used to repay LCR for its investment in the joint venture. LCR would then be able to use this anticipated excess cash from Silverwood's home sales to repay the Partnership and CMIF for the $1,250,000 and $2,115,000 loans.

LCR reported substantial net losses, principally due to the continuing decline in value of the lots, from 1995 through 1997. As of December 31, 1997, the Partnership had reduced its share of the carrying value of the $2,115,000 loan to $-0- and had reduced the carrying value of $1,191,000 in development and construction loans by $377,000 to $814,000. These reductions were made by applying the Partnership's share of losses from unconsolidated investee that it had recorded, against the carrying value of the loans.

During 1998, Silverwood stopped constructing homes and all but one of the remaining homes that had been constructed were sold. Additionally, all of the undeveloped lots were sold. The Partnership funded additional advances of $295,000 on the development and construction loans in 1998. The Partnership also recorded an additional $96,000 in losses from unconsolidated investee during 1998 and received cash payments totaling $410,000 against these loans. Additionally, the Partnership received two notes receivable totaling $586,000 from an unaffiliated party as a partial repayment of the development loan in connection with the sale of the remaining 157 lots in October 1998. These new notes were secured by the 157 lots sold. These transactions left the Partnership with a net carrying value of its loans to Silverwood of $17,000 as of December 31, 1998.

During 1999, Silverwood sold its final home and made payments totaling $12,000 to the Partnership out of cash generated from this sale. During 2000, Silverwood made an additional $3,000 payment and the Partnership charged off the remaining $2,000 balance of its loans to Silverwood to provision for losses.

Real Estate Owned

A description of the Partnership's principal real estate owned during the years ended December 31, 2000 and 1999 follows:

Office Building in San Bernardino, California

The Partnership funded a loan during January 1988 with an original committed amount of $921,000 which was secured by a second trust deed on an office building comprised of 15,984 square feet of rentable space located in San Bernardino, California. The loan was provided as gap financing behind a first deed of trust in the amount of $350,000 to another financial institution. The borrower was unable to payoff the loan at maturity and the Partnership foreclosed on April 20, 1993. The project was 74 percent leased as of December 31, 1997 and 83 percent leased as of December 31, 1998. Additional leases signed increased the occupancy to as high as 92 percent, however, a number of leases expired in 1999 and occupancy levels declined slightly as a result. The property generated net operating income of $68,000 during 1999. The Partnership sold this property in December 1999. The sale generated net sales proceeds of $637,000. The sale resulted in a $5,000 loss after applying $299,000 of the Partnership's previously recorded allowance for possible losses on real estate investments.

44 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 43.78 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility.

The Partnership rezoned and subdivided a portion of the property to facilitate one escrow on a 6.5 acre portion of the property without freeway visibility. This transaction closed escrow during the fourth quarter of 1997.

There had been only limited industrial/commercial use development activity in the area surrounding this property during 1996 and 1997. In light of this limited activity and management's objective of liquidating the Partnership's remaining assets as soon as practical, the Partnership recorded an additional $504,000 provision for losses against the carrying value of this property during 1998.

During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both the parcel sold in 1997 and the parcel sold in 1999 are zoned for residential use. The balance of the property is zoned for industrial/commercial use.

The Partnership sold another 7.13 acres parcel of the property in February 2000. The sale generated net sales proceeds of $846,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold another 2.65 acre parcel of the property in August 2000. The sale generated net sales proceeds of $486,000. The Partnership recorded no gain or loss on this sale.

As of December 31, 2000, the Partnership still held approximately 18 acres of the 43.78 acre parcel in Sacramento. Subsequent to December 31, 2000, the Partnership entered into a purchase and sale agreement involving this remaining 18 acres. Although the buyer failed to make certain required cash deposits into escrow and the Partnership has cancelled the sales agreement, the prospective buyer has continued to express an interest in consummating the purchase of the property. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The current prospective buyer is an "end user" and their intended use of the property is not precluded by these characteristics. While the cancelled agreement provided for an all cash sales price of $1,180,000, management believes that it may be unable find another buyer in the near future who would be willing to purchase the property for this price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transaction discussed above if it is not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $399,000 after allowance for possible losses as of December 31, 2000.

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

10.66 Acres in Roseville, California

The Partnership funded a loan in 1990 with an original commitment of $2,779,000 secured by a second deed of trust on 982 acres in Roseville, California. The borrower failed to make the required yearly principal payment to the first and second trust deed holders. The first trust deed holder filed a notice of default for nonpayment. Management negotiated a settlement agreement to accept a 10.66 acre commercial site as payment in full for the $2,779,000 note. The property was sold in June 1998 for an all cash purchase price of $1,200,000 with the Partnership receiving net proceeds of $1,124,000. The Partnership recorded a $121,000 gain on sale on this transaction.

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. Interest on interest-bearing deposits was $137,000 in 2000, $55,000 in 1999 and $78,000 in 1998. The increase in interest income from 1999 to 2000 was primarily due to higher average cash balances that resulted from the property sales and loan payoffs received in the fourth quarter of 1999 and all of 2000. The decrease in interest income from 1998 to 1999 was caused by lower average cash and cash equivalent balances. The lower average balances during 1999 were the result of the $3.5 million cash distribution to limited partners in October 1998.

Income from Operations of Real Estate Owned

Income from operations of real estate owned totaled $173,000 in 1999 and $160,000 in 1998. The 1999 and 1998 revenues are from the office building in San Bernardino. The increase from 1998 to 1999 was primarily due to increased occupancy levels. The property was sold in December 1999.

Gain (loss) on Sale of Real Estate Owned

As discussed above, the Partnership recorded a loss of $5,000 on the sale of the office building in San Bernardino in 1999. The Partnership also recorded gains of $71,000 and $121,000 on the sales of the Redwood City and Roseville properties, respectively, during 1998. There were no gains or losses recorded on the sale of real estate during 2000.

Provision for Possible Losses

The provision for possible losses was $32,000 in 2000 and $460,000 in 1998. There was no provision for possible losses recorded in 1999. The 2000 provision relates to the discounted payoff of the remaining loans held by the Partnership. The 1998 provision is comprised of a $504,000 provision on the 45 acres in Sacramento, an $11,000 provision on the office building in San Bernardino offset by a reversal of $55,000 on the proposed marina and condominiums in Redwood City.

Management believes that the allowance for possible losses at December 31, 2000 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in unconsolidated investees was $96,000 for 1998. There was no comparable amount reported in 2000 or 1999. The 1998 share of losses consist primarily of operating losses from the sale of homes and finished lots recorded by LCR. The Partnership's remaining investment in and loans receivable from this unconsolidated investee has been reduced to $-0- as of December 31, 2000.

Operating expenses from operations of real estate owned were $93,000 in 1999 and $92,000 in 1998. These expenses were associated with the office building in San Bernardino that was sold in December 1999.

Operating expenses from operations of real estate owned paid to affiliates were $12,000 each for 1999 and 1998. The expenses consist of property management fees paid to affiliates of the general partners. These expenses were associated with the office building in San Bernardino that was sold in December 1999.

Expenses associated with non-operating real estate owned were $45,000 in 2000, $105,000 in 1999 and $232,000 in 1998. The expenses relate principally to the proposed marina and condominiums in Redwood City, the 44 acres in Sacramento and the 10.66 acres in Roseville. These expenses include property taxes of $27,000, $39,000 and $130,000 for 2000, 1999 and 1998, respectively. The decreases from 1998 to 1999 are principally attributable to the sale of the proposed marina and condominiums in Redwood City and the 10.66 acres in Roseville in June 1998. The 1999 expense also includes $43,000 in costs accrued in anticipation of the settlement of litigation involving certain time-share units previously owned by the Partnership which were charged off in 1992. There was no comparable litigation expense during 2000.

Depreciation and amortization expense was $4,000 in 1999 and $4,000 in 1998 for the office building in San Bernardino that was sold in December 1999. .

Interest expense was $37,000 for 1999 and $16,000 for 1998. This interest expense relates to the debt secured by the office building in San Bernardino. The increase in interest expense from 1998 to 1999 is a result of the refinance of property in June 1998 with a new $235,000 note bearing interest at 8.64 percent per annum.

General and administrative expenses, affiliates were $104,000, $192,000 and $257,000 in 2000, 1999 and 1998, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The decreases in 2000 and 1999 are attributable to a substantial layoff of the corporate partner's personnel in March 1999 in response to the Partnership's decreasing assets.

General and administrative expenses, nonaffiliates was $71,000, $88,000 and $64,000 in 2000, 1999 and 1998, respectively. The decrease in 2000 is principally attributable to a decrease in accounting fees and investor reporting costs. The increase in 1999 is principally attributable to an increase in accounting fees and investor reporting costs .

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The adoption of this pronouncement had no effect on the Partnership's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of December 31, 2000, the Partnership held fixed rate bank deposits with carrying values totaling $1,674,000. The bank deposits all had maturities of less than ninety days. The fair value of these bank deposits was estimated to be equal to their carrying values as of December 31, 2000 due to their near term maturities.

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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
------------------------------------------------------------------------------
John B. Joseph
Age 62
General Partner

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

Ronald R. White
Age 54
General Partner

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


                                                        Amount Earned/
Type of                                               Reimbursable for the
Compensation &                                            Year Ended
Name of Entity      Description of Payment             December 31, 2000
------------------------------------------------------------------------------
Operating Stage:

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


General partners'   The general partners or affiliates   $  104,000 (1)
reimbursable        shall be entitled to reimbursement
expenses            for certain expenses, subject to
 - general          the conditions of the Partnership
partner or          Agreement.
affiliates

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









































ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 2000.

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

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 30, 2001


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 30, 2001


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 30, 2001


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 30, 2001


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 30, 2001


























            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                           A Limited Partnership






                               ANNUAL REPORT


























                                Form 10-K

                    Consolidated Financial Statements
                     Items 8, 14(a)(1) and 14(a)(2)
                    December 31, 2000, 1999 and 1998
               (With Independent Auditors' Report Thereon)








                                    F-1

           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                     Items 8, 14(a)(1) and 14(a)(2)
         Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                                      Page

   Independent Auditors' Report                                         F-3

   Consolidated Balance Sheets --
     December 31, 2000 and 1999                                         F-4

   Consolidated Statements of Operations --
     Years ended December 31, 2000, 1999 and 1998                       F-5

   Consolidated Statements of Partners' Equity --
     Years ended December 31, 2000, 1999 and 1998                       F-6

   Consolidated Statements of Cash Flows --
     Years ended December 31, 2000, 1999 and 1998                       F-7

   Notes to Consolidated Financial
     Statements                                                         F-9

Schedules

   Schedule III - Consolidated Real Estate Owned                       F-21

   Schedule IV - Mortgage Loans on Real Estate                         F-22

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Orange County, California
February 26, 2001


















                                      F-3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                        Consolidated Balance Sheets

                        December 31, 2000 and 1999

   ASSETS                                           2000             1999
------------------------------------------------------------------------------
Cash and cash equivalents (note 5)            $  1,674,000       $  2,039,000

Real estate loans receivable, earning                 ---             543,000
Real estate loans receivable from
  unconsolidated investee,
  nonearning (note 5)                                 ---               5,000
------------------------------------------------------------------------------
Net real estate loans receivable                      ---             548,000
------------------------------------------------------------------------------
Real estate owned, held
  for sale (note 6)                              1,511,000          2,843,000

  Less allowance for possible losses on
   real estate owned (note 4)                    1,112,000          1,112,000
------------------------------------------------------------------------------
  Net real estate owned                            399,000          1,731,000
------------------------------------------------------------------------------
Due from unconsolidated investee                      ---               2,000
Other assets, net                                     ---               5,000
------------------------------------------------------------------------------
                                              $  2,073,000       $  4,325,000
==============================================================================

LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable
  and accrued liabilities                            11,000             65,000
------------------------------------------------------------------------------
  Total liabilities                                  11,000             65,000
------------------------------------------------------------------------------

Partners' equity (deficit) --
  29,141 limited partnership units
  outstanding in 2000 and 1999
     General partners                              (56,000)           (56,000)
     Limited partners                            2,118,000          4,316,000
------------------------------------------------------------------------------
     Total partners' equity                      2,062,000          4,260,000

Contingencies (note 7)
------------------------------------------------------------------------------
                                              $  2,073,000       $  4,325,000
==============================================================================


       See accompanying notes to consolidated financial statements
                                   F-4

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Operations
               Years ended December 31, 2000, 1999 and 1998

                                        2000            1999         1998
------------------------------------------------------------------------------
Revenue:
Interest on loans to affiliates,
  including fees (note 5)           $       ---    $      ---     $    16,000
Interest on loans to
  nonaffiliates                          32,000         45,000         12,000
Interest on interest-bearing
  deposits (note 5)                     137,000         55,000         78,000
Income from operations
  of real estate owned                      ---        173,000        160,000
Gain (loss)on sale of  real estate
  owned                                     ---         (5,000)       192,000
Other                                    12,000          9,000         21,000
------------------------------------------------------------------------------
    Total revenue                       181,000        277,000        479,000
------------------------------------------------------------------------------
Expenses:
Provision for possible losses
  (notes 3 and 4)                        32,000           ---         460,000
Share of losses in unconsolidated
  investee (note 5)                         ---           ---          96,000
Operating expenses from operations
  of real estate owned                     ---          93,000         92,000
Operating expenses from operations
  of real estate owned paid to
  affiliates (note 5)                      ---          12,000         12,000
Expenses associated with
  non-operating real estate owned        45,000        105,000        232,000
Depreciation and amortization expense      ---           4,000          4,000
Interest expense                           ---          37,000         16,000
General and administrative,
  affiliates (note 5)                   104,000        192,000        257,000
General and administrative,
  nonaffiliates                          71,000         88,000         64,000
------------------------------------------------------------------------------
  Total expenses                        252,000        531,000      1,233,000
------------------------------------------------------------------------------
Net loss                            $   (71,000)   $  (254,000)   $  (754,000)
==============================================================================
Net loss per limited partnership
   unit - basic and diluted         $    ( 2.44)   $     (8.72)   $    (25.87)
==============================================================================





       See accompanying notes to consolidated financial statements
                                    F-5

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                Consolidated Statements of Partners' Equity
               Years ended December 31, 2000, 1999 and 1998

                                                                      Total
                                      General        Limited        Partners'
                                      Partners       Partners        Equity
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1997                   (195,000)      8,959,000      8,764,000

Net loss                                   ---        (754,000)      (754,000)

Distribution to
  limited partners                         ---      (3,496,000)    (3,496,000)

Reduction in general
  partner deficit capital
  account (note 1)                     139,000        (139,000)           ---
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1998                    (56,000)      4,570,000      4,514,000

Net loss                                   ---        (254,000)      (254,000)

------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999                $   (56,000)   $  4,316,000   $  4,260,000

Net loss                                   ---         (71,000)       (71,000)

Distribution to
  limited partners                         ---      (2,127,000)    (2,127,000)

------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2000                    (56,000)      2,118,000      2,062,000
==============================================================================













        See accompanying notes to consolidated financial statements
                                    F-6

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Cash Flows
              Years ended December 31, 2000, 1999 and 1998

                                         2000           1999          1998
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $  (71,000) $   (254,000) $   (754,000)
  Adjustments to reconcile net loss
   to net cash used in
   operating activities:
   Provision for possible losses           32,000           ---       460,000
   Depreciation and amortization              ---         4,000         4,000
   Gain (loss) on sale of real estate
    owned                                     ---         5,000      (192,000)
   Equity in losses of
    unconsolidated investee                   ---           ---        96,000
  Changes in assets and liabilities:
   (Increase) decrease in other assets      5,000        13,000       (22,000)
   Increase (decrease) in accounts
    payable and accrued liabilities       (54,000)       (7,000)       63,000
   Increase (decrease) in property
    taxes payable on real estate owned        ---           ---      (484,000)
------------------------------------------------------------------------------
 Net cash used in operating activities    (88,000)     (239,000)     (829,000)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans            520,000       50,000       615,000
  Advances on loans receivable
   - earning                               (4,000)         ---           ---
  Advances on loans made to
   unconsolidated investee                    ---          ---      (295,000)
  Capital expenditures
   for real estate owned                      ---      (27,000)     (154,000)
  Proceeds from sale of
   real estate owned                    1,332,000    1,479,000     4,823,000
  Decrease in due from
   unconsolidated investee                  2,000          ---        14,000
-----------------------------------------------------------------------------
 Net cash provided by
    investing activities                1,850,000    1,502,000     5,003,000
-----------------------------------------------------------------------------










        See accompanying notes to consolidated financial statements

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

             Consolidated Statements of Cash Flows (Continued)
              Years ended December 31, 2000, 1999 and 1998


                                        2000           1999          1998
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on notes payable                   ---          ---       235,000
  Principal payments on notes payable         ---     (234,000)      (98,000)
  Distributions to limited partners    (2,127,000)         ---    (3,496,000)
-----------------------------------------------------------------------------
  Net cash used in financing activities(2,127,000)    (234,000)   (3,359,000)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                      (365,000)   1,029,000       815,000
Cash and cash equivalents
  at beginning of year                  2,039,000    1,010,000       195,000
-----------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                      $ 1,674,000 $  2,039,000    $1,010,000
=============================================================================
Supplemental schedule of cash
  flow information - interest
  paid during the year                $       --- $     29,000    $   16,000
-----------------------------------------------------------------------------
Supplemental schedule of
  noncash investing and
  financing activities:
Decrease in allowance for
  possible losses on real
  estate loans and on real
  estate owned as a result
  of sales and chargeoffs                     ---      299,000     1,766,000
Decrease in allowance for possible
  loans receivable and loans receivable
  as a result of chargeoffs                32,000          ---           ---
Receipt of notes receivable as
  partial repayment
  of note receivable                          ---          ---       586,000













      See accompanying notes to consolidated financial statements
                                   F-8

              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                            A Limited Partnership

                  Notes to Consolidated Financial Statements
                         December 31, 2000, 1999, 1998

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

As of December 31, 2000, all of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate
market values for undeveloped land in California declined severely.   As the
loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate. The real estate owned balance before allowance for possible losses at December 31, 1997 was $10,827,000, decreasing to $4,599,000 at year end 1998, $2,843,000 at year end 1999 and decreasing to $1,511,000 at year end 2000.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

Basis of Presentation

The Partnership has formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were PIR Development, Inc. ("PIR"), RSA Development, Inc. ("RSA"), CTA Development, Inc. ("CTA") and LCR Development, Inc., ("LCR"). All of these corporations are California corporations. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. RSA and CTA were liquidated during 1998 and 2000, respectively. The Partnership reduced the carrying value of its investment in LCR to $-0- during 2000. With the exception of LCR, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

As the Partnership's ownership interest in LCR is more than 20 percent but does not exceed 50 percent, the Partnership has accounted for its ownership interest using the equity method. The Partnership made several loans to LCR and its subsidiary. Under the equity method of accounting, these loans were a component of the Partnership's investment in LCR, and therefore the Partnership recorded losses by LCR as a reduction of the carrying value of these loans receivable (see note 5).

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

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. The Partnership had no Cash Available for Distribution during the three years ended December 31, 2000.

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

Loans were reported at the principal amount outstanding, net of unearned income and the allowance for possible loan losses. Interest accrual was discontinued when, in the opinion of management, its collection was deemed doubtful. The allowance for possible loan losses was established through a provision for possible losses charged to expense. Loans were charged against the allowance for possible loan losses when management believed that the collectibility of principal was unlikely.



Impaired Loans

The Partnership considered a loan to be impaired when based upon current information and events, it believed it was probable that the Partnership would be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Partnership considered large non-homogeneous loans including nonaccrual loans, troubled debt restructuring and performing loans which exhibited, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers were experiencing increased levels of financial difficulty. The Partnership based the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeded the measure of the impaired loan's value was recognized by recording a valuation allowance.

Real Estate Owned

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. Assets to be disposed of are not depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 2000 and 1999, and is actively marketing all properties using third party brokers or in house sales staff. Management's intent is to attempt to sell all properties within one year, however, there can be no assurance that the balance of the Partnership's assets will actually be sold in that period.

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

















Current Temporary
  Differences                    Partnership     Corporations        Total
                                 (Unaudited)     (Unaudited)       (Unaudited)
------------------------------------------------------------------------------
GAAP earnings (loss) for
  the year ended
  December 31, 2000           $    (30,000)    $    (41,000)    $     (71,000)
Provision for losses                   ---              ---               ---
Accrued expenses not previously
  deducted under the cash basis
  method  of accounting            (42,000)             ---           (42,000)
Carrying costs expensed
  for books and capitalized for
  tax purposes                         ---           77,000            77,000)
Decrease in net operating loss         ---          (36,000)          (36,000)
Share of losses of subsidiaries     (8,000)             ---            (8,000)
------------------------------------------------------------------------------
Taxable loss for the year
  ended December 31, 2000     $    (80,000)    $        ---     $     (80,000)
==============================================================================
Taxable loss allocable to
  General Partner                      ---
==============================================================================
Taxable loss per limited
  partner unit                $      (2.75)
==============================================================================

Cumulative Temporary Differences as of December 31, 2000
                                                   Partnership    Corporations
                                                   (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
Net operating loss carry forwards                 $       ---    $    291,000
Provision for losses                                      ---       1,112,000
Accrued expenses not deducted
  under the cash basis                                    ---       1,841,000
Carrying costs expensed for books and
  capitalized  for tax purposes                           ---         852,000
------------------------------------------------------------------------------
Total cumulative
  temporary differences                            $      ---    $  4,096,000
==============================================================================

As of December 31, 2000, the Partnership held approximately $4.3 million in loans and interest receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $141 per limited partnership unit.
                                    F-12

The subsidiary corporations are subject to taxation and account for income taxes under an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 2000, 1999 and 1998. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 2000. No deferred tax asset related to the corporations cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate taxable profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,141 weighted average limited partnership units outstanding in 2000, 1999 and 1998.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from rental income on real estate owned was recognized on a straight-line basis over the life of the lease when payments become due under operating leases. The Partnership has recognized gains or losses on the sale of real estate owned as the gains or losses are determinable and the earnings process is complete.

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

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments. As of December 31, 2000, the Partnership had bank deposits at four different banks whose deposits are federally insured. Approximately $1,363,000 of the Partnership's cash and cash equivalent balance as of that same date was in excess of maximum balances covered by such insurance.

Accounts Payable and Accrued Liabilities

Carrying value is considered to be equal to the fair value of these liabilities as they are due on demand.

 (3)  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Changes in the allowance for possible loan losses are as follows:
                                        2000            1999          1998
------------------------------------------------------------------------------
Balance at beginning of year        $       ---    $       ---    $    15,000
Loans to affiliates and
  nonaffiliates charged-off                 ---            ---        (15,000)
Provision for possible losses               ---            ---            ---
------------------------------------------------------------------------------
Balance at end of year              $       ---    $       ---    $       ---
==============================================================================

(4)  ALLOWANCE FOR POSSIBLE LOSSES ON REAL ESTATE OWNED

Changes in the allowance for possible losses on real estate owned are as follows:
                                         2000            1999          1998
------------------------------------------------------------------------------
Balance at beginning of year        $ 1,112,000    $ 1,411,000    $ 2,702,000
Real estate owned charged-off               ---       (299,000)    (1,751,000)
Provision for losses                        ---            ---        460,000
------------------------------------------------------------------------------
Balance at end of year              $ 1,112,000    $ 1,112,000    $ 1,411,000
==============================================================================

 (5)  TRANSACTIONS WITH AFFILIATES

As discussed in note 1, the Partnership owns 50 percent of the stock of a corporation which has not been consolidated in the accompanying financial statements; LCR. The balance of stock in this corporation is owned by Centennial Mortgage Income Fund ("CMIF"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes. The Partnership has participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and therefore the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable. All but one of these loans were charged off in 1998 with the remaining loan being repaid during 2000.

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

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounted for its investment in this corporation using the equity method. LCR ceased active operation in 1999 and liquidated the majority of its remaining assets during 2000. As of December 31, 2000, the Partnership's carrying value of investments and loans to the joint venture had been reduced to $-0-. The Partnership recorded losses from this unconsolidated investee of $-0-, $-0-and $96,000 during the twelve months ended December 31, 2000, 1999 and 1998, respectively.

The following represents condensed financial information for LCR at December
 31, 1998 and for the year ended December 31, 1998:

                              LCR Development, Inc.
                          Consolidated Balance Sheets

                                                             December 31,
  Assets                                                         1998
-------------------------------------------------------------------------
Cash                                                          $    11,000
Restricted cash                                                    20,000

Real estate owned                                                 119,000
Less allowance for losses on real
  estate investments                                               17,000
--------------------------------------------------------------------------
Net real estate owned                                             102,000

--------------------------------------------------------------------------
                                                              $   133,000
==========================================================================

  Liabilities and Stockholders' Deficit
--------------------------------------------------------------------------
Notes payable to affiliates:
    CMIF                                                      $ 2,882,000
    CMIF II                                                     1,549,000
--------------------------------------------------------------------------
Total notes payable                                             4,431,000
Accounts payable
  and accrued liabilities                                          12,000
Interest payable to affiliates                                  1,837,000
Payable to affiliates                                               5,000
--------------------------------------------------------------------------
Total liabilities                                               6,285,000

Stockholders' deficit                                          (6,152,000)
--------------------------------------------------------------------------
                                                              $   133,000
==========================================================================

















                         LCR Development, Inc.
                   Consolidated Statements of Operations

                      Year ended December 31, 1998

                                                                1998
------------------------------------------------------------------------
Revenues
  Housing sales                                             $ 1,509,000
  Sale of finished lots                                       1,499,000
------------------------------------------------------------------------
                                                              3,008,000
------------------------------------------------------------------------

Costs and expenses
  Cost of housing sales                                       1,437,000
  Cost of sale of finished lots                               1,514,000
  Provision for losses on real estate owned                     216,000
  Selling and marketing expenses                                 66,000
  General and administrative                                     24,000
------------------------------------------------------------------------
                                                              3,257,000
------------------------------------------------------------------------
Operating loss                                                 (249,000)
Interest expense                                                403,000
------------------------------------------------------------------------
Net loss                                                    $  (652,000)
========================================================================
Interest not included in share of losses                       (460,000)
------------------------------------------------------------------------
Allocable net loss                                        $    (192,000)
========================================================================
Share of loss recorded                                     $    (96,000)
========================================================================

The Partnership and CMIF did not record interest income in connection with the $1,837,000 of accrued interest payable to affiliates by LCR and Silverwood. Accordingly, the Partnership did not record its share of losses from LCR to the extent that it represented this nonaccrued interest income.

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $104,000 $170,000 and $202,000 for such services in 2000, 1999 and 1998, respectively. The Partnership also accrued an additional $22,000 and $67,000 as general and administrative, affiliates expense during 1999 and 1998, respectively. These amounts were the Partnership's share of certain severance pay due under several employment contracts entered into during 1998.

During 1999 and 1998, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners up until March 1999. Interest earned on such deposits for three months ended March 31, 1999 and the year ended December 31, 1998 was $1,000 and $16,000, respectively.

 (6)  REAL ESTATE OWNED

Real estate owned consists of the following:

                                             December 31,       December 31,
                                                 2000               1999
------------------------------------------------------------------------------
1. Land in Sacramento, CA                       1,511,000           2,843,000

------------------------------------------------------------------------------
Total real estate owned                      $  1,511,000         $ 2,843,000
==============================================================================

The Partnership sold approximately 9.45 acres of its 37.28 acre parcel of land in Sacramento in June 1999. The sale generated net sales proceeds of $842,000. The Partnership recorded no gain or loss on this sale.

The Partnership also sold its office building in San Bernardino in December 1999. The sale generated net sales proceeds of $637,000. The sale resulted in a $5,000 loss after applying $299,000 of the Partnership's previously recorded allowance for possible losses on real estate investments. A note payable with a principal balance of approximately $230,000 was repaid with funds from the proceeds of this sale.

The Partnership sold approximately 7.13 acres of its 37.28 acre parcel of land in Sacramento in February 2000. The sale generated net sales proceeds of $846,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold approximately 2.65 acres of its 37.28 acre parcel of land in Sacramento in August 2000. The sale generated net sales proceeds of $486,000. The Partnership recorded no gain or loss on this sale.

As of December 31, 2000, the Partnership still held approximately 18 acres of the 37.28 acre parcel in Sacramento with a net carrying value of $399,000, after deducting an allowance for possible losses of $1,112,000.


(7)  Contingencies

There are no pending legal proceedings.














(8) QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           2000          2000         2000         2000
------------------------------------------------------------------------------------------
REVENUE:
Interest income on loans               $      ---    $   11,000   $   10,000   $   11,000
Interest on interest-bearing deposits      31,000        44,000       36,000       26,000
Other                                       5,000         4,000        2,000        1,000
------------------------------------------------------------------------------------------
    Total revenue                          36,000        59,000       48,000       38,000
------------------------------------------------------------------------------------------
EXPENSES:
Provision for losses                        2,000        30,000          ---          ---
Expenses associated with non-operating
  real estate owned                         5,000         8,000       10,000       22,000
General and administrative                 40,000        41,000       44,000       50,000
------------------------------------------------------------------------------------------
    Total expenses                         47,000        79,000       54,000       72,000
------------------------------------------------------------------------------------------
  Net loss                             $  (11,000)  $   (20,000)  $   (6,000)  $  (34,000)
==========================================================================================
Net loss per  limited partnership
  unit-basic and diluted               $     (.38)  $      (.69)  $     (.20)  $    (1.17)
==========================================================================================









(8) QUARTERLY FINANCIAL RESULTS (UNAUDITED)(CONTINUED)

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           1999          1999         1999         1999
---------------------------------------------------------------------------------------
REVENUE:
Interest income on loans               $   11,000    $   10,000   $   12,000   $   12,000
Interest on interest-bearing deposits      19,000        19,000        8,000        9,000
Income from operations of real
  owned                                    38,000        43,000       48,000       44,000
Loss on sale of real estate owend          (5,000)          ---          ---          ---
Other                                       1,000         2,000        2,000        4,000
------------------------------------------------------------------------------------------
    Total revenue                          64,000        74,000       70,000       69,000
------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses from operations
  of real estate owned                     28,000        30,000       27,000       24,000
Expenses associated with non-operating
  real estate owned                        53,000        27,000       12,000       13,000
Interest expense                           21,000         6,000        5,000        5,000
General and administrative                 52,000        48,000       44,000      136,000
------------------------------------------------------------------------------------------
    Total expenses                        154,000       111,000       88,000      178,000
------------------------------------------------------------------------------------------
  Net loss                             $  (90,000)  $   (37,000) $   (18,000)  $ (109,000)
==========================================================================================
Net loss per  limited partnership
  unit-basic and diluted               $    (3.09)  $     (1.27) $      (.62)  $    (3.74)
==========================================================================================







                           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                           A Limited Partnership
                                      Consolidated Real Estate Owned
                                            December 31, 2000

                                                                                               Schedule III
                              Initial       Costs Capitalized    Gross Amount at
                              Cost to           Subsequent        Which Carried
                            Partnership       to Acquisition      on Books <F1>

                                                                    Total
                                Real                                 Real                   Life on Which
                     Encum-    Estate   Improvements   Carrying     Estate        Date     Depreciation is
Property             brances    Owned                   Costs       Owned       Acquired       Computed
------------------------------------------------------------------------------------------------------------
18 Acres in Sacramento  ---    1,269,000     153,000     89,000    1,511,000    March-92         None
-----------------------------------------------------------------------------------------------------------
                 $      ---  $ 1,269,000  $  153,000  $  89,000  $ 1,511,000
===========================================================================================================

<F1> Aggregate cost for Federal income tax purposes is $2,364,000 at December 31, 2000.

The following is a summary of consolidated real estate owned for the three years ended December 31, 2000.
                                                               2000              1999               1998
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $  2,843,000      $  4,599,000       $ 10,827,000
Additions during period:
  Improvements                                                      ---            27,000            154,000
Deductions during period:
  Real estate sold                                           (1,332,000)       (1,783,000)        (4,631,000)
  Charge-offs                                                       ---               ---         (1,751,000)
-------------------------------------------------------------------------------------------------------------
Balance at year end                                        $  1,511,000      $  2,843,000       $  4,599,000
=============================================================================================================

                            See accompanying independent auditors report
                                               F-21
                        CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                         A Limited Partnership

                                      MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 2000

                                                                                                SCHEDULE IV
                                                                                                Principal
                                                                                                Amount
                                                                                                of Loan
                                                                                                Subject to
                                 Final         Periodic                   Face     Carrying     Delinquent
                    Interest    Maturity        Payment        Prior    Amount of  Amount of    Principal or
Description           Rate        Date           Terms         Liens    Mortgages  Mortgages    or Interest
------------------------------------------------------------------------------------------------------------
No mortgages outstanding as of December 31, 2000                                            ---         ---
-------------------------------------------------------------------------------------------------------------

                                                                                       $    ---    $    ---
-------------------------------------------------------------------------------------------------------------

The following is a summary of activity for the years ended December 2000, 1999 and 1998.
                                                               2000                1999              1998
------------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $   548,000       $    598,000       $ 1,029,000
  Additions during period:
   New mortgage loans/disbursements                              4,000                ---           295,000
   Loans transferred from real estate owned                        ---                ---               ---

  Deductions during period:
   Collections of principal                                   (520,000)           (50,000)         (615,000)
   Chargeoffs                                                  (32,000)               ---           (15,000)
   Losses from unconsolidated investees                            ---                ---           (96,000)
------------------------------------------------------------------------------------------------------------
Balance at year end                                         $      ---        $   548,000       $   598,000
============================================================================================================

                          See accompanying independent auditors' report.
                                             F-22