Form 10-Q
period 2001-03-03
CENTENNIAL MORTGAGE INCOME FUND II
filed 2001-05-15
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2001
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                              March 31,        December 31,
                                                2001               2000
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  1,613,000      $  1,674,000

Real estate owned, held for sale (note 3)      1,511,000         1,511,000
 Less allowance for possible loan
  losses on real estate owned                  1,112,000         1,112,000
---------------------------------------------------------------------------
Net real estate owned                            399,000           399,000
---------------------------------------------------------------------------
Other assets, net                                 24,000               ---
---------------------------------------------------------------------------
                                            $  2,036,000      $  2,073,000
===========================================================================

Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $     9,000      $     11,000
---------------------------------------------------------------------------
   Total liabilities                              9,000            11,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
     units outstanding at March 31, 2001
     and December 31, 2000
    General partners                             (56,000)          (56,000)
    Limited partners                           2,083,000         2,118,000
---------------------------------------------------------------------------
    Total partners' equity                     2,027,000         2,062,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  2,036,000      $  2,073,000
===========================================================================








        See accompanying notes to consolidated financial statements
                                   1

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations

               For the three months ended March 31, 2001 and 2000

                                                 2001             2000
                                             (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Revenue:
Interest income on loans to
  nonaffiliates, including fees             $       ---       $    11,000
Interest on interest-bearing deposits            21,000            26,000
Other                                             2,000             1,000
--------------------------------------------------------------------------
    Total revenue                                23,000            38,000
-------------------------------------------------------------------------
Expenses:
Expenses associated with non-operating
  real estate owned                              16,000            22,000
General and administrative, affiliates           28,000            34,000
General and administrative, nonaffiliates        14,000            16,000
--------------------------------------------------------------------------
    Total expenses                               58,000            72,000
--------------------------------------------------------------------------

  Net loss                                  $   (35,000)      $   (34,000)
==========================================================================

Net loss per limited
  partnership unit                          $     (1.20)      $     (1.17)
==========================================================================




















        See accompanying notes to consolidated financial statements
                                   2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


                  For the three months ended March 31, 2001
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
--------------------------------------------------------------------------
Balance at
  December 31, 2000             $   (56,000)   $  2,118,000   $  2,062,000

Net loss                                ---         (35,000)       (35,000)
--------------------------------------------------------------------------
Balance at
  March 31, 2001                $   (56,000)   $  2,083,000   $  2,027,000
===========================================================================































        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows


            For the three months ended March 31, 2001 and 2000


                                                 2001             2000
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                                   $   (35,000)     $  (34,000)

  Adjustments to reconcile net loss to
   net cash used in operating activities:

   Changes in assets and liabilities:
   Increase in other assets                      (24,000)        (21,000)
   Decrease in accounts payable
     and accrued liabilities                      (2,000)         (2,000)
   Increase in due to affiliates                     ---           3,000
-------------------------------------------------------------------------
Net cash used in operating activities            (61,000)        (54,000)
-------------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                      ---           1,000
   Cash proceeds from sale of real
     estate owned, held for sale                     ---         846,000
-------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                               ---         847,000
-------------------------------------------------------------------------
Net increase (decrease) in cash                  (61,000)        793,000
Beginning cash and cash equivalents            1,674,000       2,039,000
-------------------------------------------------------------------------
Ending cash and cash equivalents             $ 1,613,000      $2,832,000
=========================================================================














     See accompanying notes to consolidated financial statements
                                   4

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          March 31, 2001 and 2000

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

As of March 31, 2001, all of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The real estate owned balance before allowance for possible losses as of December
31, 2000 and March 31, 2001 had been reduced to $1,511,000.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three months ended March
31, 2001 and 2000 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 2001 and 2000 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange
Commission, provide additional disclosures and a further description of accounting policies.


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



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                                March 31,        December 31,
                                                  2001              2000
----------------------------------------------------------------------------
1.	Aproximately 18 acres of unimproved
     land in Sacramento, CA                     1,511               1,511
----------------------------------------------------------------------------
Total real estate owned                        $   1,511           $   1,511
============================================================================

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 2001 or 2000.


(5) CONTINGENCIES

There are no material pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(35,000) and $(1.20) and $(34,000) and $(1.17) for the three months ended
March 31, 2001 and March 31, 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Partnership had $1,613,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at March 31, 2001. During the first quarter of 2001, the Partnership's principal source of cash was $21,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the first quarter of 2001 were approximately $62,000 in general and administrative costs and $22,000 in expenses associated with non-operating real estate owned.


As of March 31, 2001, the Partnership still held approximately 18 acres of the
43.78 acre parcel in Sacramento. Subsequent to December 31, 2001, the Partnership entered into two separate purchase and sale agreements involving this remaining 18 acres. The buyer in the first transaction failed to make certain required cash deposits into escrow and the Partnership cancelled the sales agreement. The prospective buyer in this first transaction has continued to express an interest in consummating the purchase of the property.

Subsequent to canceling the first sales agreement, the Partnership entered into a second transaction involving the remainder of the property. This second transaction is currently in escrow and is still subject to numerous contingencies. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The prospective buyers in both the first and second transactions are "end users" and their intended uses of the property are not precluded by these characteristics. The cancelled agreement provided for an all cash sales price of $1,180,000 and the second transaction that is still in escrow provides for a $1,500,000 all cash purchase price. While the sales prices in both the transactions are significantly higher than the Partnership's $399,000 carrying value of the property, management is not confident that either buyer will ultimately purchase the property and believes that it may be unable find another buyer in the near future who would be willing to purchase the property for a comparable price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transactions discussed above if they are not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $399,000 after allowance for possible losses as of March 31, 2001.

The Partnership's principal capital requirements for the next year consist of:
(i) real property taxes on real estate owned of approximately $23,000 payable during the next twelve months, and (ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

RESULTS OF OPERATIONS

Interest income on loans to nonaffiliates, including fees was $-0- and $11,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease can be attributed to the payoff of the last Partnership loan in October 2000.

REAL ESTATE OWNED

The real estate owned balances at March 31, 2001 and 2000 were $1,511,000 and $1,997,000, respectively. A description of the Partnership's principal real estate owned follows:

44 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 43.78 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family andlight industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility.

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

As of March 31, 2001, the Partnership still held approximately 18 acres of the
43.78 acre parcel in Sacramento. Subsequent to December 31, 2001, the Partnership entered into two separate purchase and sale agreements involving this remaining 18 acres. The buyer in the first transaction failed to make certain required cash deposits into escrow and the Partnership cancelled the sales agreement. The prospective buyer in this first transaction has continued to express an interest in consummating the purchase of the property. Subsequent to canceling the first sales agreement, the Partnership entered into a second transaction involving the remainder of the property. This second transaction is currently in escrow and is still subject to numerous contingencies. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The prospective buyers in both the first and second transactions are "end users" and their intended uses of the property are not precluded by these characteristics. The cancelled agreement provided for an all cash sales price of $1,180,000 and the second transaction that is still in escrow provides for a $1,500,000 all cash purchase price. While the sales prices in both the transactions are significantly higher than the Partnership's $399,000 carrying value of the property, management is not confident that either buyer will ultimately purchase the property and believes that it may be unable find another buyer in the near future who would be willing to purchase the property for a comparable price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transactions discussed above if they are not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $399,000 after allowance for possible losses as of March 31, 2001.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $21,000 and $26,000 for the three months ended March 31, 2001 and 2000, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in 2001 is primarily attributable to an decrease in the average balance of cash and cash equivalents that resulted from a $2,127,000 cash distribution to limited partners in October 2000.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 2001 or 2000. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at March 31, 2001 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were $16,000 and $22,000 for the three months ended March 31, 2001 and 2000, respectively. The expenses relate to the 45 acres in Sacramento. The decrease for the three months ended March 31, 2001 is primarily due to a decrease in legal costs associated with the sales transactions involving the Sacramento property discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $28,000 and $34,000, respectively, for the three months ended March 31, 2001 and 2000. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 2000 to 2001 is due to a decrease in time being spent on the Partnership's affairs by employees of the general partner.

General and administrative expenses, nonaffiliates totaled $14,000 and $16,000 for the three months ended March 31, 2001 and 2000, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease in 2001 is principally due to a decrease in legal fees.

                                  10
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits. As of March 31, 2001, the Partnership held only cash in checking accounts of $24,000, fixed rate bank deposits with carrying values totaling $1,589,000 and $24,000 in other prepaid expenses. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of March 31, 2001.

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

The Partnership had no interest bearing indebtedness outstanding as of March 31, 2001. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.



































                                  11

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

         (b) None













                                  12


                        Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership



________________________
John B. Joseph
General Partner                                      May 14, 2001



_________________________________
Ronald R. White
General Partner                                      May 14, 2001


By:  CENTENNIAL CORPORATION
     General Partner




_________________________________
Joel H. Miner
Chief Financial Officer                              May 14, 2001