Form 10-Q
period 2001-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 2001-11-14
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                             September 30,    December 31,
                                                2001               2000
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $    999,000      $  1,674,000

Real estate owned, held for sale (note 3)      1,511,000         1,511,000
 Less allowance for possible loan
  losses on real estate owned                  1,112,000         1,112,000
---------------------------------------------------------------------------
Net real estate owned                            399,000           399,000
---------------------------------------------------------------------------
Other assets, net                                  3,000              ---
---------------------------------------------------------------------------
                                            $  1,401,000      $  2,073,000
===========================================================================
Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $     17,000      $     11,000
---------------------------------------------------------------------------
   Total liabilities                              17,000            11,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
     units outstanding at September 30, 2001
     and December 31, 2000
    General partners                             (56,000)          (56,000)
    Limited partners                           1,440,000         2,118,000
---------------------------------------------------------------------------
    Total partners' equity                     1,384,000         2,062,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  1,401,000      $  2,073,000
===========================================================================









        See accompanying notes to consolidated financial statements
                                   1

              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                            A Limited Partnership

                   Consolidated Statements of Operations
                               (Unaudited)

                                 Nine Months            Three Months
                             Ended September 30,    Ended September 30,
                               2001       2000        2001       2000
------------------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees          $      ---   $   32,000  $     ---  $   11,000
Interest on interest-
  bearing deposits            50,000      106,000     12,000      44,000
Other income                   5,000        7,000      1,000       4,000
------------------------------------------------------------------------
   Total revenue              55,000      145,000     13,000      59,000
------------------------------------------------------------------------
Expenses:
Provision for possible losses    ---       30,000        ---      30,000
Expenses associated with non-
  operating real estate
  owned                       37,000       40,000     12,000       8,000
General and administrative,
  affiliates                  70,000       82,000     19,000      24,000
General and administrative,
  nonaffiliates               43,000       53,000     12,000      17,000
-------------------------------------------------------------------------
   Total expenses            150,000      205,000     43,000      79,000
-------------------------------------------------------------------------
  Net loss                $  (95,000)  $  (60,000) $ (30,000) $  (20,000)
=========================================================================
Net loss per limited
  partnership unit
  - basic and diluted     $    (3.26)  $    (2.06) $  (1.03) $    (0.69)
=========================================================================















       See accompanying notes to consolidated financial statements
                                   2

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

             Consolidated Statement of Partners' Equity (Unaudited)


                 For the nine months ended September 30, 2001

                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
--------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2000             $   (56,000)   $  2,118,000   $  2,062,000

Cash distribution to
  limited partners                      ---        (583,000)      (583,000)

Net loss                                ---         (95,000)       (95,000)
--------------------------------------------------------------------------
Balance (deficit) at
  September 30, 2001            $   (56,000)   $  1,440,000   $  1,384,000
===========================================================================






























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                 Consolidated Statements of Cash Flows (Unaudited)


               For the nine months ended September 30, 2001 and 2000


                                                 2001             2000
--------------------------------------------------------------------------
Cash flows used in
 operating activities:
  Net loss                                   $   (95,000)     $  (60,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for possible losses                     ---          30,000
  Changes in assets and liabilities:
   Increase in other assets                       (3,000)         (1,000)
   Increase (decrease) in accounts payable
     and accrued liabilities                       6,000         (48,000)
   Increase in due to affiliates                     ---           1,000
-------------------------------------------------------------------------
Net cash used in operating activities            (92,000)        (78,000)
-------------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                      ---          23,000
   Cash proceeds from sale of real
     estate owned, held for sale                     ---       1,332,000
-------------------------------------------------------------------------
Net cash provided by
  investing activities                               ---       1,355,000
-------------------------------------------------------------------------
Cash flows used in financing activities:
   Cash distribution to limited partners        (583,000)            ---
-------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                          (675,000)      1,277,000
Beginning cash and cash equivalents            1,674,000       2,039,000
-------------------------------------------------------------------------
Ending cash and cash equivalents             $   999,000      $3,316,000
=========================================================================


Supplemental schedule of noncash investing
  and financing activities:
   Decrease in notes receivable as
    a result of partial chargeoff            $      ---       $   30,000





     See accompanying notes to consolidated financial statements
                                   4

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          September 30, 2001 and 2000

(1)  BUSINESS

Centennial Mortgage Income Fund II (the "Partnership") was formed in 1985 and initially invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration was in California. In the normal course of business, the Partnership participated with other lenders in extending credit to single borrowers. The Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of September 30, 2001, all of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The real estate owned balance before allowance for possible losses as of December 31, 2000 and September 30, 2001 had been reduced to $1,511,000.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine and three months ended September 30, 2001 and 2000 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                              September 30,       December 31,
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
============================================================================

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 2001 or 2000.

(5) CONTINGENCIES

There are no material pending legal proceedings.

(6) DISTRIBUTION TO LIMITED PARTNERS

The Partnership declared a distribution payable to its limited partners who were holders of record as of September 1, 2001 in the amount of $20.00 per limited partnership unit. The distribution totaled approximately $583,000 and was paid on September 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(95,000) and $(3.26)) for the nine months ended September 30, 2001, respectively, and $(60,000) and $(2.06) for the nine months ended September 30, 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Partnership had $999,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at September 30, 2001. During the first nine months of 2001, the Partnership's principal source of cash was $50,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the first nine months of 2001 were a $583,000 cash distribution to limited partners, approximately $122,000 in general and administrative costs and $25,000 in expenses associated with non-operating real estate owned.

As of September 30, 2001, the Partnership still held approximately 18 acres of the 43.78 acre parcel in Sacramento. Subsequent to December 31, 2000, the Partnership entered into two separate purchase and sale agreements involving this remaining 18 acres. The buyer in the first transaction failed to make certain required cash deposits into escrow and the Partnership cancelled the sales agreement. Subsequent to canceling the first sales agreement, the Partnership entered into a second transaction involving the remainder of the property. This second transaction was subject to numerous contingencies. The buyer in this transaction cancelled the sales contract based upon these contingencies. Subsequently, the first buyer has again entered into negotiations to purchase the property at a higher price, however no contract has been executed yet and they have expressed concern over whether or not they will be able to obtain certain conditional use permits and whether site improvement requirements that the City has indicated would needed will make the project too costly. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The prospective buyers in the transactions discussed above are "end users" and their intended uses of the property are not precluded by these characteristics.
Additionally, during the quarter ended June 30, 2001, an accident occurred on the street on which the property is located and a truck involved in the accident overturned on the property, resulting in the spilling of toxic material on a portion of the property. The Partnership contacted the owner of the truck and negotiated for the owner to clean up the spill. The cleanup has now been completed. The first cancelled agreement provided for an all cash sales price of $1,180,000 and the second cancelled transaction provided for a $1,500,000 all cash purchase price. While the sales prices in both the cancelled transactions are significantly higher than the Partnership's $399,000 carrying value of the property, management is not confident that either buyer will ultimately purchase the property and believes that it may be unable find another buyer in the near future who would be willing to purchase the property for a comparable price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transactions discussed above if they are not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $399,000 after allowance for possible losses as of September 30, 2001.

The Partnership's principal capital requirements for the next year consist of:
(i) real property taxes on real estate owned of approximately $24,000 payable during the next twelve months, and (ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

The Partnership declared a distribution payable to its limited partners who were holders of record as of September 1, 2001 in the amount of $20.00 per limited partnership unit. The distribution totaled approximately $583,000 and was paid on September 15, 2001.

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

RESULTS OF OPERATIONS

Interest income on loans to nonaffiliates, including fees was $-0- and $32,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease can be attributed to the payoff of the last Partnership loan in October 2000.

REAL ESTATE OWNED

The real estate owned balance at both September 30, 2001 and 2000 were $1,511,000. A description of the Partnership's principal real estate owned follows:

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

As of September 30, 2001, the Partnership still held approximately 18 acres of the 43.78 acre parcel in Sacramento. Subsequent to December 31, 2000, the Partnership entered into two separate purchase and sale agreements involving this remaining 18 acres. The buyer in the first transaction failed to make certain required cash deposits into escrow and the Partnership cancelled the sales agreement. Subsequent to canceling the first sales agreement, the Partnership entered into a second transaction involving the remainder of the property. This second transaction was subject to numerous contingencies. The buyer in this transaction cancelled the sales contract based upon these contingencies. Subsequently, the first buyer has again entered into negotiations to purchase the property at a higher price, however no contract has been executed yet and they have expressed concern over whether or not they will be able to obtain certain conditional use permits and whether site improvement requirements that the City has indicated would needed will make the project too costly. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The prospective buyers in the transactions discussed above are "end users" and their intended uses of the property are not precluded by these characteristics.
Additionally, during the quarter ended June 30, 2001, an accident occurred on the street on which the property is located and a truck involved in the accident overturned on the property, resulting in the spilling of toxic material on a portion of the property. The Partnership contacted the owner of the truck and negotiated for the owner to clean up the spill. The cleanup has now been completed. The first cancelled agreement provided for an all cash sales price of $1,180,000 and the second cancelled transaction provided for a $1,500,000 all cash purchase price. While the sales prices in both the cancelled transactions are significantly higher than the Partnership's $399,000 carrying value of the property, management is not confident that either buyer will ultimately purchase the property and believes that it may be unable find another buyer in the near future who would be willing to purchase the property for a comparable price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transactions discussed above if they are not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $399,000 after allowance for possible losses as of September 30, 2001.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $12,000 and $44,000 for the three months ended September 30, 2001 and 2000, respectively. Interest on interest-bearing deposits totaled $50,000 and $106,000 for the nine months ended September 30, 2001 and 2000, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decreases in 2001 are attributable to both decrease in the average balance of cash and cash equivalents that resulted from the $2,127,000 and $583,000 cash distribution to limited partners in October 2000 and September 2001 as well as a reduction in the average interest rate earned on deposits.

PROVISION FOR POSSIBLE LOSSES

There was a $30,000 provision for possible losses for the nine months ended September 30, 2000. There was no provision for possible losses for the nine months ended September 30, 2001. The provision in 2000 was related to a note receivable for which the Partnership accepted a discounted payoff. This was the final note that the Partnership held. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at September 30, 2001 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were $12,000 and $8,000 for the three months ended September 30, 2001 and 2000, respectively. Expenses associated with non-operating real estate owned were $37,000 and $40,000 for the nine months ended September 30, 2001 and 2000, respectively. The expenses relate to the 45 acres in Sacramento. The decrease for the nine months ended September 30, 2001 is primarily due to a decrease in property taxes due to the sales transactions involving the Sacramento property discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $70,000 and $82,000, respectively, for the nine months ended September 30, 2001 and 2000. General and administrative expenses, affiliates totaled $19,000 and $24,000, respectively, for the three months ended September 30, 2001 and 2000. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 2000 to 2001 is due to a decrease in time being spent on the Partnership's affairs by employees of the general partner.

General and administrative expenses, nonaffiliates totaled $43,000 and $53,000 for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses, nonaffiliates totaled $12,000 and $17,000 for the three months ended September 30, 2001 and 2000, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The decrease in 2001 is principally due to a decrease in legal fees and investor mailing costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits. As of September 30, 2001, the Partnership held only cash in checking accounts of $11,000 and fixed rate bank deposits with carrying values totaling $988,000. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of September 30, 2001.

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

The Partnership had no interest bearing indebtedness outstanding as of September 30, 2001. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/ John B. Joseph
________________________
John B. Joseph
General Partner                                     November 14, 2001


By:/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                     November 14, 2001


By:  CENTENNIAL CORPORATION
     General Partner


By:/s/ Joel H. Miner

_________________________________
Joel H. Miner
Chief Financial Officer                             November 14, 2001