Form 10-K
period 2001-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 2002-03-21
CIK 773337

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 2001

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

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate the majority of its assets. As of December 31, 2001, the Partnership's assets consisted of $1,333,000 in cash and cash equivalents and $276,000 in other non-cash assets. It is possible that the remaining non-cash assets could be liquidated during 2002.

Real estate owned by the Partnership reached a peak at December 31, 1993 and has been declining since that time. The following are the balances of real estate owned before allowance for possible losses as of December 31 for the past nine years:

1993	                   $  24,170,000
1994	                      11,284,000
1995	                      11,314,000
1996	                      11,316,000
1997	                      10,827,000
1998	                       4,599,000
1999	                       2,843,000
2000	                       1,511,000
2001	                       1,044,000

As of December 31, 2001, the Partnership had established a $768,000 allowance for possible losses on its real estate owned.

The liquidation of assets during 1998 enabled the Partnership to make a $3,496,000 cash distribution to its limited partners in October 1998.

Additional asset liquidations during 1999 and 2000 enabled the Partnership to make another $2,127,000 cash distribution to its limited partners in October 2000.

The Partnership made another $583,000 cash distribution to its limited partners in September 2001.

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

As of December 31, 2001, there were approximately 2,958 holders of limited partnership units.

(c)  Partnership Distributions

The Partnership paid a $3,496,000 cash distribution to limited partners in October 1998. This distribution equaled approximately $120.00 per limited partnership unit.

The Partnership paid a $2,127,000 cash distribution to limited partners in October 2000. This distribution equaled approximately $73.00 per limited partnership unit.

The Partnership made another $583,000 cash distribution to its limited partners in September 2001. This distribution equaled approximately $20.00 per limited partnership unit.

Management intends to distribute cash flow available for distribution (as defined in the Partnership Agreement), if any, on a periodic basis as substantial cash balances are accumulated from property sales. Distributions may vary in amount and may be suspended based upon advice from legal counsel until the possibility of any unforeseen legal action against the Partnership becomes remote. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.





















ITEM 6.  SELECTED FINANCIAL DATA

                                       Years ended
                      (dollars in thousands, except per unit data)
-----------------------------------------------------------------------------
                     12/31/01  12/31/00  12/31/99   12/31/98    12/31/97
------------------------------------------------------------------------------
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
  Total revenue      $    313    $    181    $    277    $    479    $    170
  Net income (loss)       119         (71)       (254)       (754)        929
  Net income (loss)
   per limited
   partnership unit-
   basic and diluted     4.08       (2.44)      (8.72)     (25.87)     (31.88)
  Cash distributions
   per limited
   partnership unit     20.00       73.00         ---      120.00         ---
CONSOLIDATED BALANCE
  SHEET DATA:
  Total loans before
   allowance for losses   ---         ---         548         598       1,029
  Total real estate
  owned before allowance
  for losses            1,044       1,511       2,843       4,599      10,827
  Total assets          1,609       2,073       4,325       4,820       9,354
  Partners' equity      1,598       2,062       4,260       4,514       8,764



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Net income (loss) and income (loss) per limited partnership unit were $119,000 and $4.08 for the year ended December 31, 2001, up from $(71,000) and $(2.44) for the year ended December 31, 2000 and $(254,000) and $(8.72) in 1999. Major changes between statements of operations components from 2000 to 2001 included:
1) a $251,000 increase in gain on sale of real estate owned; 2) an $81,000 decrease in interest on interest bearing deposits; 3) a $32,000 decrease in provision for possible losses; 4) a $32,000 decrease in interest on loans to nonaffiliates; and 5) a $26,000 decrease in general and administrative costs. Major changes between statements of operations components from 1999 to 2000 included: 1) an $82,000 increase in interest on interest bearing deposits; 2) a $32,000 increase in provision for possible losses; 3) a $68,000 decrease in net operating income from operations of real estate owned; 4) a $60,000 decrease in expenses associated with non-operating real estate owned; 5) a $37,000 decrease in interest expense; and 6) a $105,000 decrease in general and administrative costs. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 2001 is included in the following paragraphs.



Liquidity and Capital Resources

At December 31, 2001, the Partnership had $1,333,000 in unrestricted cash and cash equivalents. Additional sources of funds are expected to be from the sale of real estate owned.

During 2001, the Partnership's principal sources of cash were $374,000 of cash proceeds from the sale of real estate and $56,000 in interest on interest bearing deposits. The Partnership's principal uses of cash during 2001 were:
i) a $583,000 cash distribution to limited partners; ii) $149,000 in general and administrative costs; iii) $23,000 in real estate taxes paid; and iv) $22,000 in other expenses associated with non-operating real estate owned;

As of December 31, 2001, the Partnership had entered into a purchase and sale agreement involving the remaining 12 acres of its property in Sacramento. The Partnership has entered into several purchase and sale agreements involving this particular parcel in the past that have not been consummated. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The current prospective buyer was one of the parties who previously failed to consummate a purchase and sale agreement on this parcel. They are an "end user" and their intended use of the property is not precluded by the limiting characteristics discussed above. While the agreement provides for an all cash sales price of $1,200,000, management believes that it may be unable to find another buyer in the near future who would be willing to purchase the property for this price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transaction discussed above if it is not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $276,000 after allowance for possible losses as of December 31, 2001.

As of December 31, 2001, the Partnership had no unfunded loan commitments or notes payable commitments. The Partnership's principal capital requirements include: i) property taxes and bonds on real estate owned of approximately $16,000 payable in 2002, and ii) selling, general and administrative costs.

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

The Partnership made another $583,000 cash distribution to its limited partners in September 2001.

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

The general partners anticipate making another distribution to limited partners if and when the remaining acreage in Sacramento is sold. The amount of this distribution will most likely be approximately equal to the Partnership's cash balances in excess of $1,000,000 at the time the distribution is made unless unforeseen developments arise.

Results of Operations

The Partnership's non-cash assets declined from $3,810,000 as of December 31, 1998 to $276,000 as of December 31, 2001. The substantial reduction in non-cash assets between 1998 and 2001 caused many changes in the Partnership's results of operations as discussed below.

Interest income on loans to nonaffiliates was $-0-, $32,000 and $45,000 in 2001, 2000 and 1999, respectively. In October 1998, the Partnership received two loans in connection with the payoff of certain loans to Silverwood Homes, an unconsolidated investee. These new loans were the principal source of interest income on loans to nonaffiliates during 2000 and 1999. The decrease in 2000 is attributable to the loans being repaid in October 2000.

The real estate owned balance before allowance for possible losses at December 31, 2001, 2000 and 1999 was $1,044,000, $1,511,000 and $2,843,000,
respectively. The balance at December 31, 2001 is comprised of a single property located in Sacramento California and is offset by a $768,000 allowance for possible losses.

The following section entitled "Real Estate Owned" provide a detailed analysis of these assets.

Real Estate Owned

A description of the Partnership's principal real estate owned during the years ended December 31, 2001, 2000 and 1999 follows:

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

The Partnership sold approximately 5.58 acres of the property in December 2001. The sale generated net sales proceeds of $374,000. The Partnership recorded a $251,000 gain on the sale.

As of December 31, 2001, the Partnership had entered into a purchase and sale agreement involving the remaining 12 acres of its property in Sacramento. The Partnership has entered into several purchase and sale agreements involving this particular parcel in the past that have not been consummated. The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The current prospective buyer was one of the parties who previously failed to consummate a purchase and sale agreement on this parcel. They are an "end user" and their intended use of the property is not precluded by the limiting characteristics discussed above. While the agreement provides for an all cash sales price of $1,200,000, management believes that it may be unable to find another buyer in the near future who would be willing to purchase the property for this price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transaction discussed above if it is not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property which was $276,000 after allowance for possible losses as of December 31, 2001.

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. Interest on interest-bearing deposits was $56,000 in 2001, $137,000 in 2000 and $55,000 in 1999. The decrease in interest income from 2000 to 2001 was due to both a decrease in average cash balances as well as a reduction in the interest rates earned on those balances. The increase in interest income from 1999 to 2000 was primarily due to higher average cash balances that resulted from the property sales and loan payoffs received in the fourth quarter of 1999 and all of 2000.

Income from Operations of Real Estate Owned

Income from operations of real estate owned totaled $173,000 in 1999 The 1999 revenues are from the office building in San Bernardino. The property was sold in December 1999. There was no income from operations of real estate owned in either 2001 or 2000.

Gain (loss) on Sale of Real Estate Owned

As discussed above, the Partnership recorded a loss of $5,000 on the sale of the office building in San Bernardino in 1999 and a $251,000 gain on the sale of land in Sacramento during 2001.

Provision for Possible Losses

The provision for possible losses was $32,000 in 2000. There was no provision for possible losses recorded in 2001 or 1999. The 2000 provision relates to the discounted payoff of the remaining loans held by the Partnership. Management believes that the allowance for possible losses at December 31, 2001 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios.

Other Expenses

Operating expenses from operations of real estate owned were $93,000 in 1999. These expenses were associated with the office building in San Bernardino that was sold in December 1999. There were no comparable expenses in either 2000 or 2001.

Operating expenses from operations of real estate owned paid to affiliates were $12,000 for 1999. The expenses consist of property management fees paid to affiliates of the general partners. These expenses were associated with the office building in San Bernardino that was sold in December 1999. There were no operating expenses from operations of real estate owned during 2001 or 2000.

Expenses associated with non-operating real estate owned were $45,000 in 2001, $45,000 in 2000 and $105,000 in 1999. The expenses relate principally to the 44 acres in Sacramento. These expenses include property taxes of $23,000, $27,000 and $39,000 for 2001, 2000 and 1999, respectively. The 1999 expense also includes $43,000 in costs accrued in anticipation of the settlement of litigation involving certain time-share units previously owned by the Partnership which were charged off in 1992 and approximately $20,000 in unanticipated costs related to a proposed Marina in Redwood City, California that the Partnership sold in 1998. There was no comparable litigation expense during 2000 or 2001.

Depreciation and amortization expense was $4,000 in 1999 and related to the office building in San Bernardino that was sold in December 1999. There was no depreciation expense during 2001 or 2000.

Interest expense was $37,000 for 1999. This interest expense relates to the debt secured by the office building in San Bernardino. There was no interest expense during 2001 or 2000.

General and administrative expenses, affiliates were $94,000, $104,000 and $192,000 in 2001, 2000 and 1999, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The decreases in 2001 and 2000 are attributable to a substantial layoff of the corporate partner's personnel in March 1999 in response to the Partnership's decreasing assets.

General and administrative expenses, nonaffiliates was $55,000, $71,000 and $88,000 in 2001, 2000 and 1999, respectively. The decrease in 2001 was principally due to decreased investor mailings and a reduction in offsite record storage costs. The decrease in 2000 is principally attributable to a decrease in accounting fees and investor reporting costs.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of December 31, 2001, the Partnership held fixed rate bank deposits with carrying values totaling $797,000. The bank deposits all had maturities of less than ninety days. The fair value of these bank deposits was estimated to be equal to their carrying values as of December 31, 2001 due to their near term maturities.

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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
------------------------------------------------------------------------------
John B. Joseph
Age 63
General Partner

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

Ronald R. White
Age 55
General Partner

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


                                                        Amount Earned/
Type of                                               Reimbursable for the
Compensation &                                            Year Ended
Name of Entity      Description of Payment             December 31, 2001
------------------------------------------------------------------------------
Operating Stage:

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


General partners'   The general partners or affiliates   $   94,000 (1)
reimbursable        shall be entitled to reimbursement
expenses            for certain expenses, subject to
 - general          the conditions of the Partnership
partner or          Agreement.
affiliates

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This disclosure is made in note 4 of Notes to the Consolidated Financial Statements incorporated in this filing.
















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

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 21, 2002


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 21, 2002


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 21, 2002


/s/Ronald R. White
_________________________________
Ronald R. White
President and Chief Financial Officer              March 21, 2002






























            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                           A Limited Partnership






                               ANNUAL REPORT


























                                Form 10-K

                    Consolidated Financial Statements
                     Items 8, 14(a)(1) and 14(a)(2)
                    December 31, 2001, 2000 and 1999
               (With Independent Auditors' Report Thereon)








                                    F-1

           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                     Items 8, 14(a)(1) and 14(a)(2)
         Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                                      Page

   Independent Auditors' Report                                         F-3

   Consolidated Balance Sheets --
     December 31, 2001 and 2000                                         F-4

   Consolidated Statements of Operations --
     Years ended December 31, 2001, 2000 and 1999                       F-5

   Consolidated Statements of Partners' Equity --
     Years ended December 31, 2001, 2000 and 1999                       F-6

   Consolidated Statements of Cash Flows --
     Years ended December 31, 2001, 2000 and 1999                       F-7

   Notes to Consolidated Financial
     Statements                                                         F-9

Schedules

   Schedule III - Consolidated Real Estate Owned                       F-18



All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or notes thereto.























                                    F-2


                  INDEPENDENT AUDITORS' REPORT



To the General Partners
Centennial Mortgage Income Fund II:

We have audited the consolidated financial statements of Centennial Mortgage Income Fund II, a limited partnership, and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Orange County, California
January 23, 2002
















                                      F-3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                        Consolidated Balance Sheets

                        December 31, 2001 and 2000

   ASSETS                                           2001             2000
------------------------------------------------------------------------------
Cash and cash equivalents                     $  1,333,000       $  1,674,000

Real estate owned, held
  for sale (note 5)                              1,044,000          1,511,000

  Less allowance for possible losses on
   real estate owned (note 3)                      768,000          1,112,000
------------------------------------------------------------------------------
  Net real estate owned                            276,000            399,000
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                              $  1,609,000       $  2,073,000
==============================================================================

LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable
  and accrued liabilities                           11,000             11,000
------------------------------------------------------------------------------
  Total liabilities                                 11,000             11,000
------------------------------------------------------------------------------

Partners' equity (deficit) --
  29,141 limited partnership units
  outstanding in 2001 and 2000
     General partners                              (56,000)           (56,000)
     Limited partners                            1,654,000          2,118,000
------------------------------------------------------------------------------
     Total partners' equity                      1,598,000          2,062,000

Contingencies (note 6)
------------------------------------------------------------------------------
                                              $  1,609,000       $  2,073,000
==============================================================================









       See accompanying notes to consolidated financial statements
                                   F-4

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Operations
               Years ended December 31, 2001, 2000 and 1999

                                        2001            2000         1999
------------------------------------------------------------------------------
Revenue:
Interest on loans to
  nonaffiliates                             ---         32,000         45,000
Interest on interest-bearing
  deposits (note 4)                      56,000        137,000         55,000
Income from operations
  of real estate owned                      ---            ---        173,000
Gain (loss)on sale of  real estate
  owned                                 251,000            ---         (5,000)
Other                                     6,000         12,000          9,000
------------------------------------------------------------------------------
    Total revenue                       313,000        181,000        277,000
------------------------------------------------------------------------------
Expenses:
Provision for possible losses
  (notes 3 and 4)                           ---         32,000            ---
Operating expenses from operations
  of real estate owned                      ---            ---         93,000
Operating expenses from operations
  of real estate owned paid to
  affiliates (note 4)                       ---            ---         12,000
Expenses associated with
  non-operating real estate owned        45,000         45,000        105,000
Depreciation and amortization expense       ---            ---          4,000
Interest expense                            ---            ---         37,000
General and administrative,
  affiliates (note 4)                    94,000        104,000        192,000
General and administrative,
  nonaffiliates                          55,000         71,000         88,000
------------------------------------------------------------------------------
  Total expenses                        194,000        252,000        531,000
------------------------------------------------------------------------------
Net income (loss)                   $   119,000    $   (71,000)   $  (254,000)
==============================================================================
Net income (loss) per limited
   partnership unit
   - basic and diluted              $      4.08    $     (2.44)   $     (8.72)
==============================================================================








       See accompanying notes to consolidated financial statements
                                    F-5

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                Consolidated Statements of Partners' Equity
               Years ended December 31, 2001, 2000 and 1999

                                                                      Total
                                      General        Limited        Partners'
                                      Partners       Partners        Equity
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1998                    (56,000)      4,570,000      4,514,000

Net loss                                   ---        (254,000)      (254,000)
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999                    (56,000)      4,316,000      4,260,000

Net loss                                   ---         (71,000)       (71,000)

Distribution to
  limited partners                         ---      (2,127,000)    (2,127,000)

------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2000                $   (56,000)   $  2,118,000   $  2,062,000

Net income                                 ---         119,000        119,000

Distribution to
  limited partners                         ---        (583,000)      (583,000)

------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2001                    (56,000)      1,654,000      1,598,000
==============================================================================















        See accompanying notes to consolidated financial statements
                                    F-6

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Cash Flows
              Years ended December 31, 2001, 2000 and 1999

                                         2001           2000          1999
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $  119,000 $     (71,000) $   (254,000)
  Adjustments to reconcile net income
   (loss) to net cash used
   in operating activities:
   Provision for possible losses              ---        32,000           ---
   Depreciation and amortization              ---           ---         4,000
   Gain (loss) on sale of real estate
    owned                                (251,000)          ---         5,000
  Changes in assets and liabilities:
   (Increase) decrease in other assets        ---         5,000        13,000
   Increase (decrease) in accounts
    payable and accrued liabilities           ---       (54,000)       (7,000)
-----------------------------------------------------------------------------
 Net cash used in operating activities   (132,000)      (88,000)     (239,000)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans                ---       520,000        50,000
  Capital expenditures
   for real estate owned                      ---           ---       (27,000)
  Proceeds from sale of
   real estate owned                      374,000     1,332,000     1,479,000
  Advances on loans receivable
   - earning                                  ---        (4,000)          ---
  Decrease in due from
   unconsolidated investee                    ---         2,000           ---
-----------------------------------------------------------------------------
 Net cash provided by
    investing activities                  374,000     1,850,000     1,502,000
-----------------------------------------------------------------------------















        See accompanying notes to consolidated financial statements

                                    F-7

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

            Consolidated Statements of Cash Flows (continued)
              Years ended December 31, 2001, 2000 and 1999


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable         ---          ---      (234,000)
  Distributions to limited partners      (583,000)  (2,127,000)          ---
-----------------------------------------------------------------------------
  Net cash used in financing activities  (583,000)  (2,127,000)     (234,000)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                      (341,000)    (365,000)    1,029,000
Cash and cash equivalents
  at beginning of year                  1,674,000    2,039,000     1,010,000
-----------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                      $ 1,333,000 $  1,674,000    $2,039,000
=============================================================================
Supplemental schedule of cash
  flow information - interest
  paid during the year                $       --- $        ---    $   29,000
-----------------------------------------------------------------------------
Supplemental schedule of noncash
  investing and financing activities:
Decrease in allowance for possible
  losses on real estate loans and
  on real estate owned as a result
  of sales and chargeoffs                 344,000          ---       299,000
Decrease in allowance for possible
  loans receivable and loans receivable
  as a result of chargeoffs                   ---       32,000           ---




















        See accompanying notes to consolidated financial statements

              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                            A Limited Partnership

                  Notes to Consolidated Financial Statements
                         December 31, 2001, 2000, 1999

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

As of December 31, 2001, all of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate
market values for undeveloped land in California declined severely.   As the
loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The real estate owned balance before allowance for possible losses at December 31, 1999 was $2,843,000, decreasing to $1,511,000 at year end 2000,
$1,044,000 at year end 2001.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were PIR Development, Inc. ("PIR"), and CTA Development, Inc. ("CTA") and LCR Development, Inc., ("LCR"). All of these corporations are California corporations. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. CTA was liquidated during 2000. The Partnership reduced the carrying value of its investment in LCR to $-0- during 2000. With the exception of LCR, all of these corporations are wholly owned corporations and have been consolidated in the accompanying consolidated financial statements. All significant intercompany balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

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

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992.
The Partnership had no Cash Available for Distribution during the three years ended December 31, 2001.

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

Real Estate Owned

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. Assets to be disposed of are not depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 2001 and 2000, and is actively marketing all properties using third party brokers or in house sales staff. Management's intent is to attempt to sell all properties within one year, however, there can be no assurance that the balance of the Partnership's assets will actually be sold in that period.

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

Current Temporary
  Differences                    Partnership     Corporations        Total
                                 (Unaudited)     (Unaudited)       (Unaudited)
------------------------------------------------------------------------------
GAAP earnings (loss) for
  the year ended
  December 31, 2001           $    (87,000)    $    206,000     $     119,000
Provision for losses                   ---         (344,000)         (344,000)
Carrying costs expensed
  for books and capitalized for
  tax purposes                         ---         (247,000)         (247,000)
Increase in net operating loss         ---          385,000           385,000
------------------------------------------------------------------------------
Taxable loss for the year
  ended December 31, 2001     $    (87,000)    $        ---     $     (87,000)
==============================================================================
Taxable loss allocable to
  General Partner                      ---
==============================================================================
Taxable loss per limited
  partner unit                $      (2.99)
==============================================================================

Cumulative Temporary Differences as of December 31, 2001
                                                   Partnership    Corporations
                                                   (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
Net operating loss carry forwards                 $       ---    $    676,000
Provision for losses                                      ---         768,000
Accrued expenses not deducted
  under the cash basis                                    ---       1,841,000
Carrying costs expensed for books and
  capitalized  for tax purposes                           ---         605,000
------------------------------------------------------------------------------
Total cumulative
  temporary differences                            $      ---    $  3,890,000
==============================================================================

As of December 31, 2001, the Partnership held approximately $4.2 million in loans and interest receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements.
It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $133 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under an asset and liability approach for establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 2001, 2000 and 1999. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 2001. No deferred tax asset related to the corporations cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate taxable profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,141 weighted average limited partnership units outstanding in 2001, 2000 and 1999.

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

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments. As of December 31, 2001, the Partnership had bank deposits at four different banks whose deposits are federally insured. Approximately $930,000 of the Partnership's cash and cash equivalent balance as of that same date was in excess of maximum balances covered by such insurance.

Accounts Payable and Accrued Liabilities

Carrying value is considered to be equal to the fair value of these liabilities as they are due on demand.

(3)  ALLOWANCE FOR POSSIBLE LOSSES ON REAL ESTATE OWNED

Changes in the allowance for possible losses on real estate owned are as follows:
                                         2001            2000          1999
------------------------------------------------------------------------------
Balance at beginning of year        $ 1,112,000    $ 1,112,000    $ 1,411,000
Real estate owned charged-off               ---            ---       (299,000)
Sale of real estate                    (344,000)           ---            ---
------------------------------------------------------------------------------
Balance at end of year              $   768,000    $ 1,112,000    $ 1,112,000
==============================================================================

 (4)  TRANSACTIONS WITH AFFILIATES

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $94,000 $104,000 and $170,000 for such services in 2001, 2000 and 1999, respectively. The Partnership also accrued an additional $22,000 as general and administrative, affiliates expense during 1999. These amounts were the Partnership's share of certain severance pay due under several employment contracts entered into during 1998.

During 1999 , the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners up until March 1999. Interest earned on such deposits for three months ended March 31, 1999 was $1,000.

 (5)  REAL ESTATE OWNED

Real estate owned consists of the following:

                                             December 31,       December 31,
                                                 2001               2000
------------------------------------------------------------------------------
1. Land in Sacramento, CA                    $  1,044,000         $ 1,511,000

------------------------------------------------------------------------------
Total real estate owned                      $  1,044,000         $ 1,511,000
==============================================================================

The Partnership sold approximately 9.45 acres of its land in Sacramento in June 1999. The sale generated net sales proceeds of $842,000. The Partnership recorded no gain or loss on this sale.

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

The Partnership sold approximately 7.13 acres of land in Sacramento in February 2000. The sale generated net sales proceeds of $846,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold approximately 2.65 acres of its land in Sacramento in August 2000. The sale generated net sales proceeds of $486,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold approximately 5.58 acres of its land in Sacramento in December 2001. The sale generated net sales proceeds of $374,000. The Partnership recorded a $251,000 gain on the sale.

As of December 31, 2001, the Partnership still held approximately 12.47 acres of the land in Sacramento with a net carrying value of $276,000, after deducting an allowance for possible losses of $768,000.


(6)  Contingencies

There are no pending legal proceedings.

(7) QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           2001          2001         2001         2001
------------------------------------------------------------------------------------------
REVENUE:
Interest on interest-bearing deposits  $    6,000   $    12,000   $   17,000   $   21,000
Gain on sale of real estate               251,000           ---          ---          ---
Other                                       1,000         1,000        2,000        2,000
------------------------------------------------------------------------------------------
    Total revenue                         258,000        13,000       19,000       23,000
------------------------------------------------------------------------------------------
EXPENSES:
Provision for losses                          ---           ---          ---          ---
Expenses associated with non-operating
  real estate owned                         8,000        12,000        9,000       16,000
General and administrative                 36,000        31,000       40,000       42,000
------------------------------------------------------------------------------------------
    Total expenses                         44,000        43,000       49,000       58,000
------------------------------------------------------------------------------------------
  Net income (loss)                    $  214,000   $   (30,000)  $  (30,000)  $  (35,000)
==========================================================================================
Net income (loss) per  limited
  partnership unit-basic and diluted   $     7.34  $     (1.03)  $    (1.03)  $    (1.20)
==========================================================================================

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           2000          2000         2000         2000
------------------------------------------------------------------------------------------
REVENUE:
Interest income on loans               $      ---    $   11,000   $   10,000   $   11,000
Interest on interest-bearing deposits      31,000        44,000       36,000       26,000
Other                                       5,000         4,000        2,000        1,000
------------------------------------------------------------------------------------------
    Total revenue                          36,000        59,000       48,000       38,000
------------------------------------------------------------------------------------------
EXPENSES:
Provision for losses                        2,000        30,000          ---          ---
Expenses associated with non-operating
  real estate owned                         5,000         8,000       10,000       22,000
General and administrative                 40,000        41,000       44,000       50,000
------------------------------------------------------------------------------------------
    Total expenses                         47,000        79,000       54,000       72,000
------------------------------------------------------------------------------------------
  Net loss                             $  (11,000)  $   (20,000)  $   (6,000)  $  (34,000)
==========================================================================================
Net loss per  limited partnership
  unit-basic and diluted               $     (.38)  $      (.69)  $     (.20)  $    (1.17)
==========================================================================================

                           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                           A Limited Partnership
                                      Consolidated Real Estate Owned
                                            December 31, 2001

                                                                                               Schedule III
                              Initial       Costs Capitalized    Gross Amount at
                              Cost to           Subsequent        Which Carried
                            Partnership       to Acquisition      on Books <F1>

                                                                    Total
                                Real                                 Real                   Life on Which
                     Encum-    Estate   Improvements   Carrying     Estate        Date     Depreciation is
Property             brances    Owned                   Costs       Owned       Acquired       Computed
------------------------------------------------------------------------------------------------------------
12 Acres in Sacramento  ---      877,000     106,000     61,000    1,044,000    March-92         None
-----------------------------------------------------------------------------------------------------------
                 $      ---  $   877,000  $  106,000  $  61,000  $ 1,044,000
===========================================================================================================

<F1> Aggregate cost for Federal income tax purposes is $738,000 at December 31, 2001.

The following is a summary of consolidated real estate owned for the three years ended December 31, 2001.
                                                               2001              2000               1999
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $  1,511,000      $  2,843,000       $  4,599,000
Additions during period:
  Improvements                                                      ---               ---             27,000
Deductions during period:
  Real estate sold                                             (467,000)       (1,332,000)        (1,783,000)
-------------------------------------------------------------------------------------------------------------
Balance at year end                                        $  1,044,000      $  1,511,000       $  2,843,000
=============================================================================================================

                            See accompanying independent auditors report
                                               F-18