Form 10-Q
period 2002-03-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 2002-05-15
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2002
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                              March 31,        December 31,
                                                2002               2001
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $    994,000      $  1,333,000
Short-term investment                            308,000               ---

Real estate owned, held for sale (note 3)      1,044,000         1,044,000
 Less allowance for possible
  losses on real estate owned                    768,000           768,000
---------------------------------------------------------------------------
Net real estate owned                            276,000           276,000
---------------------------------------------------------------------------
Other assets, net                                  3,000               ---
---------------------------------------------------------------------------
                                            $  1,581,000      $  1,609,000
===========================================================================

Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $     30,000      $     11,000
---------------------------------------------------------------------------
   Total liabilities                              30,000            11,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
     units outstanding at March 31, 2002
     and December 31, 2001
    General partners                             (56,000)          (56,000)
    Limited partners                           1,607,000         1,654,000
---------------------------------------------------------------------------
    Total partners' equity                     1,551,000         1,598,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  1,581,000      $  1,609,000
===========================================================================





        See accompanying notes to consolidated financial statements
                                    1

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations

               For the three months ended March 31, 2002 and 2001

                                                 2002             2001
                                             (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Revenue:

Interest on interest-bearing deposits             5,000            21,000
Other                                             7,000             2,000
--------------------------------------------------------------------------
    Total revenue                                12,000            23,000
--------------------------------------------------------------------------
Expenses:
Expenses associated with non-operating
  real estate owned                              16,000            16,000
General and administrative, affiliates           28,000            28,000
General and administrative, nonaffiliates        15,000            14,000
--------------------------------------------------------------------------
    Total expenses                               59,000            58,000
--------------------------------------------------------------------------

  Net loss                                  $   (47,000)      $   (35,000)
==========================================================================

Net loss per limited
  partnership unit                          $     (1.61)      $     (1.20)
==========================================================================


















        See accompanying notes to consolidated financial statements
                                    2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


                  For the three months ended March 31, 2002
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2001             $   (56,000)   $  1,654,000   $  1,598,000

Net loss                                ---         (47,000)       (47,000)
---------------------------------------------------------------------------
Balance (deficit) at
  March 31, 2002                $   (56,000)   $  1,607,000   $  1,551,000
===========================================================================




























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows


            For the three months ended March 31, 2002 and 2001



                                                 2002             2001
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows used in
 operating activities:
  Net loss                                   $   (47,000)     $  (35,000)

  Adjustments to reconcile net loss to
   net cash used in operating activities:

   Changes in assets and liabilities:
   Increase in other assets                       (3,000)        (24,000)
   Increase (decrease) in accounts
    payable and accrued liabilities               19,000          (2,000)
--------------------------------------------------------------------------
Net cash used in operating activities            (31,000)        (61,000)
--------------------------------------------------------------------------
Cash flows used in
 investing activities:
  Increase in short-term
   investments                                  (308,000)            ---
--------------------------------------------------------------------------
Net (decrease) in cash                          (339,000)        (61,000)
Beginning cash and cash equivalents            1,333,000       1,674,000
--------------------------------------------------------------------------
Ending cash and cash equivalents             $   994,000      $1,613,000
==========================================================================













        See accompanying notes to consolidated financial statements
                                    4
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          March 31, 2002 and 2001

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

As of March 31, 2002, all of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The real estate owned balance before allowance for possible losses as of December 31, 2001 and March 31, 2002 had been reduced to $1,044,000.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Parnership.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 2002 and 2001 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                                March 31,        December 31,
                                                  2002              2001
----------------------------------------------------------------------------
1.  Land in Sacramento, CA                         1,044               1,044
----------------------------------------------------------------------------
Total real estate owned                        $   1,044           $   1,044
============================================================================

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 2002 or 2001.


(5) CONTINGENCIES

There are no material pending legal proceedings.





                                    6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(47,000) and $(1.61) and $(35,000) and $(1.20) for the three months ended
March 31, 2002 and March 31, 2001, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Partnership had $994,000 in unrestricted cash and interest-bearing deposits. The Partnership had an additional $308,000 in a certificate of deposit at March 31, 2002 with a maturity date of August 2002. The Partnership had no unfunded loan commitments at March 31, 2002. During the first quarter of 2002, the Partnership's principal source of cash was $5,000 in interest income on interest bearing deposits and $5,000 in other income related to an extension payment under the purchase and sale agreement for the Partnership's last remaining real estate owned property. The Partnership's principal uses of cash during the first quarter of 2002 were approximately $43,000 in general and administrative costs and $16,000 in expenses associated with non-operating real estate owned.

As of March 31, 2002, the Partnership had entered into a purchase and sale agreement involving the remaining 12 acres of its property in Sacramento.
The Partnership has entered into several purchase and sale agreements involving this particular parcel in the past that have not been consummated.
                                    7

The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The current prospective buyer was one of the parties who previously failed to consummate a purchase and sale agreement on this parcel. They are an "end user" and their intended use of the property is not precluded by the limiting characteristics discussed above. While the agreement provides for an all cash sales price of $1,200,000, management believes that it may be unable to find another buyer in the near future who would be willing to purchase the property for this price. Given management's intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transaction discussed above if it is not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property of $276,000 after allowance for possible losses as of March 31, 2002.

The Partnership's principal capital requirements for the next year consist of:
(i) real property taxes on real estate owned of approximately $16,000 payable during the next twelve months, and (ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

As a result of the substantial decrease in real estate owned which occurred in 1997 and 1998, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998. Additional asset liquidations during 1999, 2000 and 2001 enabled the Partnership to make a $2,127,000 cash distribution to its limited partners in October 2000 and $583,000 in September 2001.

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

REAL ESTATE OWNED

The real estate owned balances at March 31, 2002 and 2001 were $1,044,000 and $1,511,000, respectively. A description of the Partnership's principal real estate owned follows:



                                    8
44 Acres in Sacramento, California

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

The Partnership sold another 7.13 acre parcel of the property in February 2000. The sale generated net sales proceeds of $846,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold another 2.65 acre parcel of the property in August 2000. The sale generated net sales proceeds of $486,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold approximately 5.58 acres of the property in December 2001. The sale generated net proceeds of $374,000. The Partnership recorded a $251,000 gain on the sale.

As of December 31, 2001, the Partnership had entered into a purchase and sale agreement involving the remaining 12 acres of its property in Sacramento.
The Partnership has entered into several purchase and sale agreements in-volving this particular parcel in the past that have not been consummated.
The remaining acreage has several characteristics that limit its usefulness to many prospective purchasers, including the configuration of its lot lines and power line easements. The current prospective buyer was one of the parties who previously failed to consummate a purchase and sale agreement on this parcel. They are an "end user" and their intended use of the property is not precluded by the limiting characteristics discussed above. While the agreement provides for an all cash sales price of $1,200,000, management believes that it may be unable find another buyer in the near future who would be willing to purchase the property for this price. Given management's

                                    9
intention to liquidate the Partnership as soon as practicable, it may elect to sell the remaining property to a developer rather than an "end user" at a lower price than the transaction discussed above if it is not consummated. Accordingly, the Partnership has not adjusted the net carrying value of the property of $276,000 after allowance for possible losses as of March
31, 2002.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $5,000 and $21,000 for the three months ended March 31, 2002 and 2001, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in 2002 is primarily attributable to a decrease in the average balance of cash and cash equivalents that resulted from a $583,000 cash distribution to limited partners in September 2001 as well as a reduction in the interest rates earned on those balances.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 2002 or 2001. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at March 31, 2002 is adequate to absorb the known and inherent risk in the Partnership's real estate owned portfolio.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were $16,000 for the three months ended March 31, 2002 and 2001, respectively. The expenses relate primarily to the land in Sacramento.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $28,000 for the three months ended March 31, 2002 and 2001, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled $15,000 and $14,000 for the three months ended March 31, 2002 and 2001, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase in 2002 is principally due to a slight increase in accounting costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of March 31, 2002, the Partnership held fixed rate bank deposits with carrying values totaling $492,000. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of March 31, 2002.

As of March 31, 2002, the Partnership held a short-term investment totalling $308,000. The short-term investment consists of a certificate of deposit with an original maturity greater than ninety days but less than one year.

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

The Partnership had no interest bearing indebtedness outstanding as of March 31, 2002. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

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

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)

         (3) & (4)  Articles of Incorporation and Bylaws

            The Amended and Restated Limited Partnership Agreement Incorporated by reference to Exhibit A to the Partnership's Prospectus contained in the Partnership's registration Statement on Form S-11 (Commission File No. 0-15448)
            Dated January 17, 1986, as supplemented filed under the Securities Act of 1933

         (b) None

                        Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership




________________________
John B. Joseph
General Partner                                      May 15, 2002




_________________________________
Ronald R. White
General Partner                                      May 15, 2002