Form 10-Q
period 2002-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 2002-08-14
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2002
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                               June 30,        December 31,
                                                 2002              2001
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  2,040,000      $  1,333,000
Short-term investment                            309,000               ---

Real estate owned, held for sale (note 3)            ---         1,044,000
 Less allowance for possible
  losses on real estate owned                        ---           768,000
---------------------------------------------------------------------------
Net real estate owned                                ---           276,000
---------------------------------------------------------------------------
Other assets, net                                    ---               ---
---------------------------------------------------------------------------
                                            $  2,349,000      $  1,609,000
===========================================================================

Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $        ---      $     11,000
---------------------------------------------------------------------------
   Total liabilities                                 ---            11,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,141 limited partnership
     units outstanding at June 30, 2002
     and December 31, 2001
    General partners                             (56,000)          (56,000)
    Limited partners                           2,405,000         1,654,000
---------------------------------------------------------------------------
    Total partners' equity                     2,349,000         1,598,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  2,349,000      $  1,609,000
===========================================================================





        See accompanying notes to consolidated financial statements
                                    1

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations
                               (Unaudited)



                                     Six Months            Three Months
                                    Ended June 30,        Ended June 30,
                                   2002       2001       2002       2001
------------------------------------------------------------------------------
Revenue:

Interest on interest-
  bearing deposits          $   13,000   $   38,000   $    8,000   $   17,000
Other                           13,000        4,000        6,000        2,000
Gain on sale of
  property                     846,000          ---      846,000          ---
------------------------------------------------------------------------------
    Total revenue              872,000       42,000      860,000       19,000
------------------------------------------------------------------------------
Expenses:
Expenses associated with non-
  operating real estate
  owned                         20,000       25,000        4,000        9,000
General and administrative,
  affiliates                    60,000       51,000       32,000       23,000
General and administrative,
  nonaffiliates                 41,000       31,000       26,000       17,000
------------------------------------------------------------------------------
    Total expenses             121,000      107,000       62,000       49,000
------------------------------------------------------------------------------

  Net income (loss)         $  751,000   $  (65,000)  $  798,000   $  (30,000)
==============================================================================

Net income (loss) per
  limited partnership unit  $    25.77   $    (2.23)  $    27.38   $    (1.03)
==============================================================================










        See accompanying notes to consolidated financial statements
                                    2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


                 For the six months ended June 30, 2002
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2001             $   (56,000)   $  1,654,000   $  1,598,000

Net income                              ---         751,000        751,000
---------------------------------------------------------------------------
Balance (deficit) at
  June 30, 2002                 $   (56,000)   $  2,405,000   $  2,349,000
===========================================================================




























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows


              For the six months ended June 30, 2002 and 2001



                                                 2002             2001
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows used in
 operating activities:
  Net income (loss)                          $   751,000     $   (65,000)

  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
    Gain on sale of real
     estate owned                               (846,000)            ---

  Changes in assets and liabilities:
   Increase in other assets                          ---         (11,000)
   Decrease in accounts payable
    and accrued liabilities                      (11,000)         (2,000)
--------------------------------------------------------------------------
Net cash used in operating activities           (106,000)        (78,000)
--------------------------------------------------------------------------
Cash flows from
 investing activities:
  Proceeds from sale of
   real estate owned                           1,122,000             ---
  Increase in short-term
   investments                                  (309,000)            ---
--------------------------------------------------------------------------
Net cash provided by
  investing activities                           813,000             ---
--------------------------------------------------------------------------
Net increase (decrease) in
 in cash and cash equivalents                    707,000         (78,000)
Beginning cash and cash equivalents            1,333,000       1,674,000
--------------------------------------------------------------------------
Ending cash and cash equivalents             $ 2,040,000     $ 1,596,000
==========================================================================





        See accompanying notes to consolidated financial statements
                                    4

           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

             Consolidated Statement of Cash Flows (Continued)


             For the six months ended June 30, 2002 and 2001



                                                   2002            2001
                                                (Unaudited      (Unaudited)
----------------------------------------------------------------------------

Supplemental schedule of
  noncash investing and
  financing activities:

   Decrease in allowance for
    possible losses on real estate
    owned as a result of sales               $    768,000    $       ---






























        See accompanying notes to consolidated financial statements
                                    5
           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          June 30, 2002 and 2001

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

As of June 30, 2002, all of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The real estate owned balance before allowance for possible losses was $1,044,000 as of December 31, 2001 and reduced to zero as of June 30, 2002.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the six and three months ended June 30, 2002 and 2001 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

                                    6
Financial Information about Industry Segments

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

Net Income (Loss) per Limited Partnership Unit

Net income (loss) per limited partnership unit was based on the weighted average number of limited partnership units outstanding of 29,141 for all periods presented.


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                                 June 30,       December 31,
                                                  2002              2001
----------------------------------------------------------------------------
1.  Land in Sacramento, CA                           ---             1,044
----------------------------------------------------------------------------
Total real estate owned                        $     ---         $   1,044
============================================================================

During the second quarter of 2002, the Partnership sold the remaining 12 acres of its property in Sacramento. The sale generated net proceeds of $1,122,000 and the Partnership recorded a $846,000 gain on the sale. This was the last property owned by the Partnership. As a result, the real estate owned balance at June 30, 2002 is zero.

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six months ended June 30, 2002 or 2001.

(5) CONTINGENCIES

There are no material pending legal proceedings.

                                    7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net income (losses) and income (losses) per limited partnership unit of $751,000 and $25.77 and $(65,000) and $(2.23) for the six months ended June 30, 2002 and June 30, 2001, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Partnership had $2,040,000 in unrestricted cash and interest-bearing deposits. The Partnership had an additional $309,000 in a certificate of deposit at June 30, 2002 with a maturity date of August 2002. The Partnership had no unfunded loan commitments at June 30, 2002. During the first half of 2002, the Partnership's principal sources of cash were $1,122,000 of cash proceeds from the sale of real estate, $13,000 in interest income on interest bearing deposits and $10,000 in other income related to an extension payment under the purchase and sale agreement for the Partnership's last remaining real estate owned property. The Partnership's principal uses of cash during the first half of 2002 were approximately $101,000 in general and administrative costs and $20,000 in expenses associated with non-operating real estate owned.

As of June 30, 2002, the Partnership had consummated a purchase and sale agreement involving the remaining 12 acres of its property in Sacramento.
Net proceeds from the sale were $1,122,000 and the Partnership reported a gain of $846,000.

The Partnership's principal capital requirements for the next year consist of selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.





                                    8
Effective with the third quarter of 1991, the Partnership had suspended making any cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

As a result of the substantial decrease in real estate owned which occurred in 1997 and 1998, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998. Additional asset liquidations during 1999, 2000 and 2001 enabled the Partnership to make a $2,127,000 cash distribution to its limited partners in October 2000 and $583,000 in September 2001. With the sale of the remaining 12 acres in Sacramento, the Partnership is planning a distribution for the fourth quarter of 2002.

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

REAL ESTATE OWNED

The real estate owned balances at June 30, 2002 and 2001 were zero and $1,511,000, respectively. A description of the Partnership's principal real estate owned follows:

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

There had been only limited industrial/commercial use development activity in the area surrounding this property during 1996 and 1997. In light of this limited activity and management's objective of liquidating the Partnership's remaining assets as soon as practical, the Partnership recorded an additional $504,000 provision for losses against the carrying value of this property during 1998.
                                    9
During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both the parcel sold in 1997 and the parcel sold in 1999 are zoned for residential use. The balance of the property is zoned for industrial/commercial use.

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

During the second quarter of 2002, the Partnership sold the remaining 12 acres of its property in Sacramento. The sale generated net proceeds of $1,122,000. The Partnership recorded a $846,000 gain on the sale.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $13,000 and $38,000 for the six months ended June 30, 2002 and 2001, respectively. Interest on interest-bearing deposits totaled $8,000 and $17,000 for the three months ended June 30, 2002 and 2001, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in 2002 is primarily attributable to a decrease in the average balance of cash and cash equivalents that resulted from a $583,000 cash distribution to limited partners in September 2001 as well as a reduction in the interest rates earned on those balances.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six months ended June 30, 2002 and 2001. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Due to the sale of the remaining 12 acres in Sacramento, the Partnership had no allowance for possible losses on real estate owned as of June 30, 2002.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were $20,000 and $25,000 for the six months ended June 30, 2002 and 2001, respectively.
Expenses associated with non-operating real estate owned were $8,000 and $17,000 for the three months ended June 30, 2002 and 2001, respectively.
The expenses relate primarily to the land in Sacramento. The decrease for 2002 is primarily due to a decrease in property taxes as the lots are sold.


                                   10
GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $60,000 and $51,000 for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses, affiliates totaled $32,000 and $23,000 for the three months ended June 30, 2002 and 2001, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 2002 is due to an increase in time spent on the Partnerships affairs in preparation for liquidation of the Partnership by employees of the general partner.

General and administrative expenses, nonaffiliates totaled $41,000 and $31,000 for the six months ended June 30, 2002 and 2001, respectively, and $26,000 and $17,000 for the three months ended June 30, 2002 and 2001, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase for 2002 is due to the recording of expenses on a cash basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of June 30, 2002, the Partnership held fixed rate bank deposits with carrying values totaling $494,000. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of June 30, 2002.

As of June 30, 2002, the Partnership held a short-term investment totalling $309,000. The short-term investment consists of a certificate of deposit with an original maturity greater than ninety days but less than one year.

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

The Partnership had no interest bearing indebtedness outstanding as of June 30, 2002. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

                            PART II

Other Information

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)99.1

         (3) & (4)  Articles of Incorporation and Bylaws

            The Amended and Restated Limited Partnership Agreement Incorporated by reference to Exhibit A to the Partnership's Prospectus contained in the Partnership's registration Statement on Form S-11 (Commission File No. 0-15448)
            Dated January 17, 1986, as supplemented filed under the Securities Act of 1933

         (b) None

                                                                 Exhibit 99.1



                          CERTIFICATION PURSUANT TO
                           18 U.S.C.SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Centennial Mortgage Income Fund II and Subsidiaries, the (Partnership) on Form 10-Q for the period ending June 30, 2002, as filed with Securities and Exchange Commission on August 14, 2002, (the Report)I, Ronald R. White, General Partner and Chief Financial Officer of Centennial Corporation (Corporate General Partner), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





/s/ Ronald R. White
______________________________                             August 14, 2002
Ronald R. White
General Partner and Chief Financial Officer
of Centennial Corporation

                        Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership



/s/ John B. Joseph
________________________
John B. Joseph
General Partner                                      August 14, 2002



/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                      August 14, 2002