Form 10-Q
period 2002-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 2002-11-14
CIK 773337

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002
                                   or


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
                           A Limited Partnership

                        Consolidated Balance Sheets

                                          September 30,        December 31,
                                               2002                2001
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  2,317,000      $  1,333,000


Real estate owned, held for sale (note 3)            ---         1,044,000
 Less allowance for possible
  losses on real estate owned                        ---           768,000
---------------------------------------------------------------------------
Net real estate owned                                ---           276,000
---------------------------------------------------------------------------

                                            $  2,317,000      $  1,609,000
===========================================================================

Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $        ---      $     11,000
---------------------------------------------------------------------------
   Total liabilities                                 ---            11,000
---------------------------------------------------------------------------
Partners' equity (deficit)
-- 29,141 limited partnership units
   outstanding at September 30, 2002
   and December 31, 2001
    General partners                             (56,000)          (56,000)
    Limited partners                           2,373,000         1,654,000
---------------------------------------------------------------------------
    Total partners' equity                     2,317,000         1,598,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  2,317,000      $  1,609,000
===========================================================================






        See accompanying notes to consolidated financial statements
                                    1

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations
                               (Unaudited)



                                     Nine Months           Three Months
                                 Ended September 30,   Ended September 30,
                                   2002       2001       2002       2001
------------------------------------------------------------------------------
Revenue:

Interest on interest-
  bearing deposits          $   22,000   $   50,000   $    9,000   $   12,000
Other                           14,000        5,000        1,000        1,000
Gain on sale of
  property                     846,000          ---          ---          ---
------------------------------------------------------------------------------
    Total revenue              882,000       55,000       10,000       13,000
------------------------------------------------------------------------------
Expenses:
Expenses associated with non-
  operating real estate
  owned                         20,000       37,000          ---       12,000
General and administrative,
  affiliates                    89,000       70,000       29,000       19,000
General and administrative,
  nonaffiliates                 54,000       43,000       13,000       12,000
------------------------------------------------------------------------------
    Total expenses             163,000      150,000       42,000       43,000
------------------------------------------------------------------------------

  Net income (loss)         $  719,000   $  (95,000)  $  (32,000)  $  (30,000)
==============================================================================

Net income (loss) per
  limited partnership unit  $    24.67   $    (3.26)  $    (1.10)  $    (1.03)
==============================================================================










        See accompanying notes to consolidated financial statements
                                    2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


             For the nine months ended September 30, 2002
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2001             $   (56,000)   $  1,654,000   $  1,598,000

Net income                              ---         719,000        719,000
---------------------------------------------------------------------------
Balance (deficit) at
  September 30, 2002            $   (56,000)   $  2,373,000   $  2,317,000
===========================================================================




























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows


           For the nine months ended September 30, 2002 and 2001

                                                 2002             2001
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows used in
 operating activities:
  Net income (loss)                          $   719,000     $   (95,000)
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
    Gain on sale of real
     estate owned                               (846,000)            ---
  Changes in assets and liabilities:
   Increase in other assets                          ---          (3,000)
   Increase (decrease) in accounts payable
    and accrued liabilities                      (11,000)          6,000
--------------------------------------------------------------------------
Net cash used in operating activities           (138,000)        (92,000)
--------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of
   real estate owned                           1,122,000             ---
--------------------------------------------------------------------------
Net cash provided by
  investing activities                         1,122,000             ---
--------------------------------------------------------------------------
Cash flows used in financing activities:
  Cash distribution to limited partners              ---        (583,000)
--------------------------------------------------------------------------
Net increase (decrease) in
 in cash and cash equivalents                    984,000        (675,000)
Beginning cash and cash equivalents            1,333,000       1,674,000
--------------------------------------------------------------------------
Ending cash and cash equivalents             $ 2,317,000     $   999,000
==========================================================================

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

                       September 30, 2002 and 2001

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

As of September 30, 2002, all of the Partnership's loans have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The real estate owned balance before allowance for possible losses was $1,044,000 as of December 31, 2001 and reduced to zero as of September 30, 2002.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three months ended September 30, 2002 and 2001 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine and three months ended September 30, 2002 and 2001 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                             September 30,      December 31,
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
============================================================================

During the second quarter of 2002, the Partnership sold the remaining 12 acres of its property in Sacramento. The sale generated net proceeds of $1,122,000 and the Partnership recorded a $846,000 gain on the sale. This was the last property owned by the Partnership. As a result, the real estate owned balance at September 30, 2002 is zero.

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 2002 or 2001.

(5) CONTINGENCIES

There are no material pending legal proceedings.

                                    6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net income (losses) and income (losses) per limited partnership unit of $719,000 and $24.67 and $(95,000) and $(3.26) for the nine months ended September 30, 2002 and September 30, 2001, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Partnership had $2,317,000 in unrestricted cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at September 30, 2002. During the first nine months of 2002, the Partnership's principal sources of cash were $1,122,000 of cash proceeds from the sale of real estate, $22,000 in interest income on interest bearing deposits and $10,000 in other income related to an extension payment under the purchase and sale agreement for the Partnership's last remaining real estate owned property. The Partnership's principal uses of cash during the first nine months of 2002 were approximately $154,000 in general and administrative costs and $20,000 in expenses associated with non-operating real estate owned.

During the second quarter of 2002, the Partnership had consummated a purchase and sale agreement involving the remaining 12 acres of its property in Sacramento. Net proceeds from the sale were $1,122,000 and the Partnership reported a gain of $846,000.

The Partnership's principal capital requirements for the next year consist of selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

Effective with the third quarter of 1991, the Partnership had suspended making any cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate



                                    7
owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

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

REAL ESTATE OWNED

The real estate owned balances at September 30, 2002 and 2001 were zero and $1,511,000, respectively. A description of the Partnership's principal real estate owned follows:

44 Acres in Sacramento, California

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 43.78 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property was zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and has good freeway visibility.

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



                                    8
During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both the parcel sold in 1997 and the parcel sold in 1999 are zoned for residential use. The balance of the property is zoned for industrial/commercial use.

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

During the second quarter of 2002, the Partnership sold the remaining 12 acres of its property in Sacramento. The sale generated net proceeds of $1,122,000. The Partnership recorded an $846,000 gain on the sale.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $22,000 and $50,000 for the nine months ended September 30, 2002 and 2001, respectively. Interest on interest-bearing deposits totaled $9,000 and $12,000 for the three months ended September 30, 2002 and 2001, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in 2002 is primarily attributable to a decrease in the average balance of cash and cash equivalents that resulted from a $583,000 cash distribution to limited partners in September 2001 as well as a reduction in the interest rates earned on those balances.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the nine months ended September 30, 2002 and 2001. The provision for possible losses results from the change in the allowance for possible losses on real estate owned net of chargeoffs, if any. Due to the sale of the remaining 12 acres in Sacramento, the Partnership had no allowance for possible losses on real estate owned as of September 30, 2002.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were $20,000 and $37,000 for the nine months ended September 30, 2002 and 2001, respectively. Expenses associated with non-operating real estate owned were zero and $12,000 for the three months ended September 30, 2002 and 2001, respectively. The expenses relate primarily to the land in Sacramento. The decrease for 2002 is primarily due to a decrease in property taxes as the lots were sold and the sale of the remaining parcel in the second quarter of 2002.

                                    9
GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $89,000 and $70,000 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses, affiliates totaled $29,000 and $19,000 for the three months ended September 30, 2002 and 2001, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 2002 is due to an increase in time spent on the Partnerships affairs in preparation for liquidation of the Partnership by employees of the general partner.

General and administrative expenses, nonaffiliates totaled $54,000 and $43,000 for the nine months ended September 30, 2002 and 2001, respectively, and $13,000 and $12,000 for the three months ended September 30, 2002 and 2001, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of September 30, 2002, the Partnership held fixed rate bank deposits with carrying values totaling $806,000. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of September 30, 2002.

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

The Partnership had no interest bearing indebtedness outstanding as of September 30, 2002. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnerships management, including the General Partners and Chief Financial Officer of Centennial Corporation, of the effectiveness of the design and operation of the Partnerships disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, management concluded that the Partnerships disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnerships periodic Securities and Exchange Commission filings. There has been no significant changes in the Partnerships internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


                                   10

                            PART II

Other Information

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)99.1 Certification of General Partner and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (3) & (4)  Articles of Incorporation and Bylaws

            The Amended and Restated Limited Partnership Agreement Incorporated by reference to Exhibit A to the Partnership's Prospectus contained in the Partnership's registration Statement on Form S-11 (Commission File No. 0-15448)
            Dated January 17, 1986, as supplemented filed under the Securities Act of 1933

         (b) None











                                   11

                                                                 Exhibit 99.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Centennial Mortgage Income Fund II and Subsidiaries, the (Partnership) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002, (the Report) I, Ronald R. White, General Partner and Chief Financial Officer of Centennial Corporation (Corporate General Partner), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1)  The Report fully complies with the requirements of Section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Ronald R. White
_______________________________                          November 14, 2002
Ronald R. White
General Partner and Chief Financial Officer
of Centennial Corporation






















                                  12

                             CERTIFICATION PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald R. White, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Centennial Mortgage Income Fund II and Subsidiaries, the (Partnership);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge , the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnerships other General Partners and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of the Partnerships disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnerships management and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the
Partnership:

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnerships ability to record, process, summarize and report financial data and have identified for the Partnerships auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnerships internal controls; and






                                   13
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        /s/ Ronald R. White
                                       ___________________________
                                       Ronald R. White
                                       General Partner and Chief Financial
                                       Officer of Centennial Corporation







                        Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership



/s/ John B. Joseph
________________________
John B. Joseph
General Partner                                      November 14, 2002



/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                      November 14, 2002












                                   14