Form 10-K
period 2002-12-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 2003-03-31
CIK 773337

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark whether if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES[X] NO[ ]

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Act). YES[ ] NO[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity were last sold was $0.




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

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate the majority of its assets. As of December 31, 2002, the Partnership's assets consisted of $1,294,000 in cash and cash equivalents and $4,000 in other non-cash assets. The $4,000 is an advance to the corporate general partner to cover salary costs. It is possible that the remaining non-cash assets could be liquidated during 2003.

Real estate owned by the Partnership reached a peak at December 31, 1993 and has been declining since that time. The following are the balances of real estate owned before allowance for possible losses as of December 31 for the past ten years:

1993	                      24,170,000
1994	                      11,284,000
1995	                      11,314,000
1996	                      11,316,000
1997	                      10,827,000
1998	                       4,599,000
1999	                       2,843,000
2000	                       1,511,000
2001	                       1,044,000
2002	                             ---

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

In December 2002, the Partnership made a cash distribution to its limited partners of $1,000,000.

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

(d) Financial Information about Foreign and Domestic Operations and Export
(e) Sales

Not applicable.





ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2002, no properties or facilities are owned or leased by the Partnership.

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

As of December 31, 2002, there were approximately 2,889 holders of limited partnership units.

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

The Partnership made a $1,000,000 cash distribution to its limited partners in December 2002. This distribution equaled approximately $34.32 per limited partnership unit.

Management's intent was to distribute cash flow available for distribution (as defined in the Partnership Agreement), if any, on a periodic basis as substantial cash balances were accumulated from property sales. However, distributions have been suspended based upon advice from legal counsel until the possibility of any unforeseen legal action against the Partnership becomes remote. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



ITEM 6.  SELECTED FINANCIAL DATA

                                       Years ended
                      (dollars in thousands, except per unit data)
-----------------------------------------------------------------------------
                      12/31/02   12/31/01   12/31/00   12/31/99    12/31/98
------------------------------------------------------------------------------
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
  Total revenue      $    892    $    313    $    181    $    277    $    479
  Net income (loss)       638         119         (71)       (254)       (754)
  Net income (loss)
   per limited
   partnership unit-
   basic and diluted    21.90        4.08       (2.44)      (8.72)     (25.87)
  Cash distributions
   per limited
   partnership unit     34.32       20.00       73.00         ---      120.00
CONSOLIDATED BALANCE
  SHEET DATA:
  Total loans before
   allowance for losses   ---         ---         ---         548         598
  Total real estate
  owned before allowance
  for losses              ---       1,044       1,511       2,843       4,599
  Total assets          1,298       1,609       2,073       4,325       4,820
  Partners' equity      1,236       1,598       2,062       4,260       4,514



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Net income (loss) and income (loss) per limited partnership unit were $638,000 and $21.90 for the year ended December 31, 2002, up from $119,000 and $4.08 for the year ended December 31, 2001 and $(71,000) and $(2.44) in 2000. Major changes between statements of operations components from 2001 to 2002 included:
1) a $595,000 increase in gain on sale of real estate owned; 2) a $26,000 decrease in interest on interest bearing deposits; 3) a $25,000 decrease in expenses associated with non-operating real estate owned; and 4) a $85,000 increase in general and administrative costs. Major changes between statements of operations components from 2000 to 2001 included: 1) a $251,000 increase in gain on sale of real estate owned; 2) an $81,000 decrease in interest on interest bearing deposits; 3) a $32,000 decrease in provision for possible losses; 4) a $32,000 decrease in interest on loans to nonaffiliates; and 5) a $26,000 decrease in general and administrative costs. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 2002 is included in the following paragraphs.




Liquidity and Capital Resources

At December 31, 2002, the Partnership had $1,294,000 in unrestricted cash and cash equivalents. During 2002, the Partnership's principal sources of cash were $1,122,000 of cash proceeds from the sale of real estate and $30,000 in interest on interest bearing deposits. The Partnership's principal uses of cash during 2002 were: i) a $1,000,000 cash distribution to limited partners;
ii) $182,000 in general and administrative costs; iii) $6,000 in real estate taxes paid; and iv) $14,000 in other expenses associated with non-operating real estate owned.

During May 2002, the Partnership sold the remaining 12 acres of its land in Sacramento. The sale generated net sales proceeds of $1,122,000. The Partnership recorded an $846,000 gain on the sale.

As of December 31, 2002, the Partnership had no unfunded loan commitments or notes payable commitments. The Partnership's principal capital requirements include general and administrative costs.

Effective with the third quarter of 1991, the Partnership had suspended making any cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments were no longer available for reinvestment by the Partnership.

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

The Partnership made another $583,000 cash distribution to its limited partners in September 2001 and an additional $1,000,000 in December 2002.

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




Results of Operations

The Partnership's non-cash assets declined from $2,286,000 as of December 31, 1999 to $4,000 as of December 31, 2002. The substantial reduction in non-cash assets between 1999 and 2002 caused many changes in the Partnership's results of operations as discussed below.

Interest income on loans to nonaffiliates was $-0-, $-0- and $32,000 in 2002, 2001 and 2000, respectively. In October 1998, the Partnership received two loans in connection with the payoff of certain loans to Silverwood Homes, an unconsolidated investee. These new loans were the principal source of interest income on loans to nonaffiliates during 2000. The loans were repaid in October 2000.

The real estate owned balance before allowance for possible losses at December 31, 2002, 2001 and 2000 was $-0-, $1,044,000 and $1,511,000, respectively.

The following section entitled "Real Estate Owned" provide a detailed analysis of these assets.

Real Estate Owned

A description of the Partnership's principal real estate owned during the years ended December 31, 2002, 2001 and 2000 follows:

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

During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both the parcel sold in 1997 and the parcel sold in 1999 are zoned for residential use. The balance of the property was zoned for industrial/commercial use.

The Partnership sold another 7.13 acres parcel of the property in February 2000. The sale generated net sales proceeds of $846,000. The Partnership 2001. recorded no gain or loss on this sale.

The Partnership sold another 2.65 acre parcel of the property in August 2000. The sale generated net sales proceeds of $486,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold approximately 5.58 acres of the property in December 2001. The sale generated net sales proceeds of $374,000. The Partnership recorded a $251,000 gain on the sale.

The Partnership sold the remaining 12 acres of the property in May 2002. The sale generated net sales proceeds of $1,122,000. The Partnership recorded a $846,000 gain on the sale.

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. Interest on interest-bearing deposits was $30,000 in 2002, $56,000 in 2001 and $137,000 in 2000. The decreases in interest income from 2000 to 2002 are due to both decreases in average cash balances as well as reductions in the interest rates earned on those balances.

Gain on Sale of Real Estate Owned

As discussed above, the Partnership recorded gains of $251,000 in 2001 and $846,000 in 2002 on the sale of land in Sacramento.

Provision for Possible Losses

The provision for possible losses was $32,000 in 2000. There was no provision for possible losses recorded in 2001 or 2002. The 2000 provision relates to the discounted payoff of the remaining loans held by the Partnership.

Other Expenses

Expenses associated with non-operating real estate owned were $20,000 in 2002, $45,000 in 2001 and $45,000 in 2000. The expenses relate principally to the 44 acres in Sacramento. These expenses include property taxes of $6,000, $23,000 and $27,000 for 2002, 2001 and 2000, respectively. The decrease for 2002 is due to the sale of the property in May 2002.

General and administrative expenses, affiliates were $117,000, $94,000 and $104,000 in 2002, 2001 and 2000, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The increase in 2002 is partially the result of additional rent expense allocations. The decrease in 2001 is attributable to a layoff of the corporate partner's personnel.

General and administrative expenses, nonaffiliates was $117,000, $55,000 and $71,000 in 2002, 2001 and 2000, respectively. The increase in 2002 was principally due to a tax provision related to the income recorded due to the sale of PIR. The decrease in 2001 was principally due to decreased investor mailings and a reduction in offsite record storage costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of December 31, 2002, the Partnership held fixed rate bank deposits with carrying values totaling $809,000. The bank deposits all had maturities of less than ninety days. The fair value of these bank deposits was estimated to be equal to their carrying values as of December 31, 2002 due to their near term maturities.

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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
------------------------------------------------------------------------------
John B. Joseph
Age 64
General Partner

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

Mr. Joseph has 31 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Ronald R. White
Age 56
General Partner

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

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 29 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties, and residential units.

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

                                                        Amount Earned/
Type of                                               Reimbursable for the
Compensation &                                            Year Ended
Name of Entity      Description of Payment             December 31, 2002
------------------------------------------------------------------------------
Operating Stage:

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

General partners'   The general partners or affiliates   $   117,000 (1)
reimbursable        shall be entitled to reimbursement
expenses            for certain expenses, subject to
 - general          the conditions of the Partnership
partner or          Agreement.
affiliates

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 2002.

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

ITEM 14. CONTROLS AND PROCEDURES

The Partnership's general partner, by its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this annual report. Based on that evaluation, the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Executive Vice President and Chief Financial Officer completed their evaluation.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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


(b)(4) - Reports on Form 8-K.

None.









                                                                 Exhibit 99.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Centennial Mortgage Income Fund II and Subsidiaries, the ("Partnership") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003, (the "Report") I, Ronald R. White, General Partner and Chief Financial Officer of Centennial Corporation (Corporate General Partner), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1)  The Report fully complies with the requirements of Section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Ronald R. White
_______________________________                          March 27, 2003
Ronald R. White
General Partner and Chief Financial Officer
of Centennial Corporation


























                             CERTIFICATION PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald R. White, certify that:

1. I have reviewed this annual report on Form 10-K of Centennial Mortgage Income Fund II and Subsidiaries, the ("Partnership");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge , the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

4. The Partnership's other general partners and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's management and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee (or persons performing the equivalent function)of the Partnership:

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 27, 2003

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

CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 27, 2003


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 27, 2003


By:  CENTENNIAL CORPORATION
     General Partner


/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 27, 2003


/s/Ronald R. White
_________________________________
Ronald R. White
President and Chief Financial Officer              March 27, 2003
















            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES

                           A Limited Partnership






                               ANNUAL REPORT


























                                Form 10-K

                    Consolidated Financial Statements
                     Items 8, 15(a)(1) and 15(a)(2)
                    December 31, 2002, 2001 and 2000
               (With Independent Auditors' Report Thereon)








                                    F-1

           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                     Items 8, 15(a)(1) and 15(a)(2)
         Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                                      Page

   Independent Auditors' Report                                         F-3

   Consolidated Balance Sheets --
     December 31, 2002 and 2001                                         F-4

   Consolidated Statements of Operations --
     Years ended December 31, 2002, 2001 and 2000                       F-5

   Consolidated Statements of Partners' Equity --
     Years ended December 31, 2002, 2001 and 2000                       F-6

   Consolidated Statements of Cash Flows --
     Years ended December 31, 2002, 2001 and 2000                       F-7

   Notes to Consolidated Financial
     Statements                                                         F-8

Schedules

   Schedule III - Consolidated Real Estate Owned                       F-16



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund II and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Orange County, California
January 21, 2003
















                                    F-3
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                        Consolidated Balance Sheets

                        December 31, 2002 and 2001

   ASSETS                                           2002             2001
------------------------------------------------------------------------------
Cash and cash equivalents                     $  1,294,000       $  1,333,000

Real estate owned, held
  for sale (note 5)                                    ---          1,044,000

  Less allowance for possible losses on
   real estate owned (note 3)                          ---            768,000
------------------------------------------------------------------------------
  Net real estate owned                                ---            276,000
------------------------------------------------------------------------------

Due from affiliate (note 4)                          4,000                ---
------------------------------------------------------------------------------
                                              $  1,298,000       $  1,609,000
==============================================================================

LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable
  and accrued liabilities                     $     62,000       $     11,000
------------------------------------------------------------------------------
  Total liabilities                                 62,000             11,000
------------------------------------------------------------------------------

Partners' equity (deficit) --
  29,133 limited partnership units
  outstanding in 2002 and 2001
     General partners                              (56,000)           (56,000)
     Limited partners                            1,292,000          1,654,000
------------------------------------------------------------------------------
     Total partners' equity                      1,236,000          1,598,000

Contingencies (note 6)
------------------------------------------------------------------------------
                                              $  1,298,000       $  1,609,000
==============================================================================









       See accompanying notes to consolidated financial statements
                                    F-4
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Operations
               Years ended December 31, 2002, 2001 and 2000

                                        2002            2001         2000
------------------------------------------------------------------------------
Revenue:
Interest on loans to
  nonaffiliates                  $          ---    $       ---    $    32,000
Interest on interest-bearing
  deposits                               30,000         56,000        137,000
Gain on sale of  real
  Estate owned                          846,000        251,000            ---
Other                                    16,000          6,000         12,000
------------------------------------------------------------------------------
    Total revenue                       892,000        313,000        181,000
------------------------------------------------------------------------------
Expenses:
Provision for possible losses
  (note 3)                                  ---            ---         32,000
Expenses associated with
  non-operating real estate owned        20,000         45,000         45,000
General and administrative,
  affiliates (note 4)                   117,000         94,000        104,000
General and administrative,
  nonaffiliates (note 1)                117,000         55,000         71,000
------------------------------------------------------------------------------
  Total expenses                        254,000        194,000        252,000
------------------------------------------------------------------------------
Net income (loss)                   $   638,000    $   119,000    $   (71,000)
==============================================================================
Net income (loss) per limited
   partnership unit
   - basic and diluted              $     21.90    $      4.08    $     (2.44)
==============================================================================

















       See accompanying notes to consolidated financial statements
                                    F-5
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                Consolidated Statements of Partners' Equity
               Years ended December 31, 2002, 2001 and 2000

                                                                      Total
                                      General        Limited        Partners'
                                      Partners       Partners        Equity
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999                $   (56,000)   $  4,316,000   $  4,260,000

Net loss                                   ---         (71,000)       (71,000)

Distribution to
  limited partners                         ---      (2,127,000)    (2,127,000)
------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2000                    (56,000)      2,118,000      2,062,000

Net income                                 ---         119,000        119,000

Distribution to
  limited partners                         ---        (583,000)      (583,000)

------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2001                    (56,000)      1,654,000      1,598,000

Net income                                 ---         638,000        638,000

Distribution to
  limited partners                         ---      (1,000,000)    (1,000,000)

------------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2002                $   (56,000)   $  1,292,000   $  1,236,000
==============================================================================














        See accompanying notes to consolidated financial statements
                                    F-6
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                          A Limited Partnership

                  Consolidated Statements of Cash Flows
              Years ended December 31, 2002, 2001 and 2000

                                         2002           2001          2000
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $  638,000   $  119,000    $  (71,000)
  Adjustments to reconcile net income
   (loss) to net cash used
   in operating activities:
   Provision for possible losses              ---          ---        32,000
   Gain on sale of real estate
    owned                                (846,000)    (251,000)          ---
  Changes in assets and liabilities:
   (Increase) decrease in other assets     (4,000)         ---         5,000
   Increase (decrease) in accounts
    Payable and accrued liabilities        51,000          ---       (54,000)
-----------------------------------------------------------------------------
 Net cash used in operating activities   (161,000)    (132,000)      (88,000)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on loans                ---          ---       520,000
  Proceeds from sale of
   real estate owned                    1,122,000      374,000     1,332,000
  Advances on loans receivable-earning        ---          ---        (4,000)
  Decrease in due from
   unconsolidated investee                    ---          ---         2,000
-----------------------------------------------------------------------------
 Net cash provided by
    investing activities                1,122,000      374,000     1,850,000
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners    (1,000,000)    (583,000)   (2,127,000)
-----------------------------------------------------------------------------
Net decrease in cash and
   cash equivalents                       (39,000)    (341,000)     (365,000)
Cash and cash equivalents
  at beginning of year                  1,333,000    1,674,000     2,039,000
-----------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                       $1,294,000   $1,333,000    $1,674,000
=============================================================================
Supplemental schedule of noncash
  investing and financing activities:
Decrease in allowance for possible
  losses on real estate loans and
  on real estate owned as a result
  of sales and chargeoffs              $  768,000   $  344,000    $      ---
Decrease in allowance for possible
  loans receivable and loans receivable
  as a result of chargeoffs                   ---          ---        32,000

        See accompanying notes to consolidated financial statements
                                    F-7
              CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                            A Limited Partnership

                  Notes to Consolidated Financial Statements
                         December 31, 2002, 2001, 2000

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

As of December 31, 2002, all of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate
market values for undeveloped land in California declined severely.   As the
loans secured by undeveloped land became delinquent, the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The real estate owned balance before allowance for possible losses at December 31, 2000 was $1,511,000, decreasing to $1,044,000 at year end 2001 and zero at year end 2002.

Beginning with the fourth quarter of 1992, the Partnership entered its repayment stage and cash proceeds from mortgage investments are no longer available for reinvestment in new loans by the Partnership.

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were PIR Development, Inc. ("PIR"), and CTA Development, Inc. ("CTA") and LCR Development, Inc., ("LCR"). All of these corporations are California corporations. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down and the Partnership carrying 100 percent of the financing. CTA was liquidated during 2000. The Partnership reduced the carrying value of its investment in LCR to 2001. $-0- during 2000. PIR was liquidated during 2002. With the exception 2002. of LCR, all of these corporations are wholly owned corporations and have 2003. been consolidated in the accompanying consolidated financial statements. 2004. All significant intercompany balances and transactions, including the 2005. aforementioned transfers, have been eliminated in consolidation.







                                    F-8

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

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992.
The Partnership had no Cash Available for Distribution during the three years ended December 31, 2002.

Based upon these and various other terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the losses to the limited partners. As a result of the liquidation of the majority of the Partnership's investments in 1998, it became clear that the amount of the required deficit restoration of the General Partners would not exceed $56,000 and the capital accounts of the General Partners and limited partners were adjusted in 1998 to reflect such maximum deficit restoration.

Real Estate Owned

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. Assets to be disposed of are not depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 2002 and 2001.




                                    F-9
Income Taxes

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

Current Temporary
  Differences                    Partnership     Corporations        Total
                                 (Unaudited)     (Unaudited)       (Unaudited)
------------------------------------------------------------------------------
GAAP earnings (loss) for
  the year ended
  December 31, 2002             $ (3,188,000)  $  3,887,000   $      699,000
Loss provision deducted                  ---       (768,000)        (768,000)
Accrued expenses                       1,000     (1,840,000)      (1,839,000)
Carrying costs expensed
  for books and capitalized for
  tax purposes                           ---       (605,000)        (605,000)
Net operating loss utilized              ---       (674,000)        (674,000)
------------------------------------------------------------------------------
Taxable loss for the year
  ended December 31, 2002       $ (3,187,000)  $        ---   $   (3,187,000)
==============================================================================
Taxable loss allocable to
  General Partner                        ---
==============================================================================
Taxable loss per limited
  partner unit                  $    (109.39)
==============================================================================

Cumulative Temporary Differences as of December 31, 2002
                                                   Partnership    Corporations
                                                   (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
Net operating loss carry forwards              $        ---   $        3,000
------------------------------------------------------------------------------
Total cumulative
  temporary differences                        $        ---   $        3,000
==============================================================================

The subsidiary corporations are subject to taxation and account for income taxes under an asset and liability approach for establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities. None of the subsidiary corporations have paid any income taxes since their


                                    F-10
respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 2002, 2001 and 2000. Because of a change in state tax laws, PIR was not able to utilize a portion of its net operating loss carryforward for the year ended
December 31, 2002. A $62,000 provision for taxes was recorded by the Partnership related to the taxable profits recorded by PIR as of December 31, 2002 that is included in general and administrative expenses. No deferred tax asset related to the corporations cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate taxable profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on 29,133 weighted average limited partnership units outstanding in 2002, 2001 and 2000.

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

Credit Risk

As of December 31, 2002, the Partnership had bank deposits at four different banks whose deposits are federally insured. Approximately $993,000 of the Partnership's cash and cash equivalent balance as of that same date was in excess of maximum balances covered by such insurance.

Financial Information about Industry Segments

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. At December 31, 2002, the Partnership does not believe that there would be a material difference if it had adopted the liquidation basis of accounting.

                                    F-11
 (2)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 (3)  ALLOWANCE FOR POSSIBLE LOSSES ON REAL ESTATE OWNED

Changes in the allowance for possible losses on real estate owned are as follows:
                                         2002            2001          2000
------------------------------------------------------------------------------
Balance at beginning of year        $   768,000    $ 1,112,000    $ 1,112,000
Real estate owned charged-off               ---            ---            ---
Sale of real estate                    (768,000)      (344,000)           ---
------------------------------------------------------------------------------
Balance at end of year              $       ---    $   768,000    $ 1,112,000
==============================================================================

 (4)  TRANSACTIONS WITH AFFILIATES

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $117,000 $94,000 and $104,000 for such services in 2002, 2001 and 2001, respectively.

At December 31, 2002, the Partnership had advanced $4,000 to the corporate general partner to cover salary costs.










                                    F-12
 (5)  REAL ESTATE OWNED

Real estate owned consists of the following:

                                             December 31,        December 31,
                                                 2002                2001
------------------------------------------------------------------------------
1. Land in Sacramento, CA                    $        ---         $ 1,044,000

------------------------------------------------------------------------------
Total real estate owned                      $        ---         $ 1,044,000
==============================================================================

The Partnership sold approximately 7.13 acres of land in Sacramento in February 2000. The sale generated net sales proceeds of $846,000. The Partnership recorded no gain or loss on this sale.

In August 2000, the Partnership sold approximately 2.65 acres of its land in Sacramento. The sale generated net sales proceeds of $486,000. The Partnership recorded no gain or loss on this sale.

The Partnership sold approximately 5.58 acres of its land in Sacramento in December 2001. The sale generated net sales proceeds of $374,000. The Partnership recorded a $251,000 gain on the sale.

The Partnership sold the remaining 12 acres of its land in Sacramento in May 2002. The sale generated net sales proceeds of $1,122,000. The Partnership 2003. recorded an $846,000 gain on the sale.

(6)  Contingencies

There are no pending legal proceedings.






















                                    F-13


(7) QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           2002          2002         2002         2002
------------------------------------------------------------------------------------------
REVENUE:
Interest on interest-bearing deposits  $    8,000   $     9,000   $    8,000   $    5,000
Gain on sale of real estate                   ---           ---      846,000          ---
Other                                       2,000         1,000        6,000        7,000
------------------------------------------------------------------------------------------
    Total revenue                          10,000        10,000      860,000       12,000
------------------------------------------------------------------------------------------
EXPENSES:

Expenses associated with non-operating
  real estate owned                           ---           ---        4,000       16,000
General and administrative                 93,000        42,000       58,000       43,000
------------------------------------------------------------------------------------------
    Total expenses                         93,000        42,000       62,000       59,000
------------------------------------------------------------------------------------------
  Net income (loss)                    $  (81,000)  $   (32,000)  $  798,000   $  (47,000)
==========================================================================================
Net income (loss) per  limited
  partnership unit-basic and diluted   $    (2.78)  $     (1.10)  $    27.38   $    (1.61)
==========================================================================================











                                                  F-14

(7) QUARTERLY FINANCIAL RESULTS (UNAUDITED)(CONTINUED)

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           2001          2001         2001         2001
------------------------------------------------------------------------------------------
REVENUE:
Interest on interest-bearing deposits  $    6,000   $    12,000   $   17,000   $   21,000
Gain on sale of real estate               251,000           ---          ---          ---
Other                                       1,000         1,000        2,000        2,000
------------------------------------------------------------------------------------------
    Total revenue                         258,000        13,000       19,000       23,000
------------------------------------------------------------------------------------------
EXPENSES:
Expenses associated with non-operating
  real estate owned                         8,000        12,000        9,000       16,000
General and administrative                 36,000        31,000       40,000       42,000
------------------------------------------------------------------------------------------
    Total expenses                         44,000        43,000       49,000       58,000
------------------------------------------------------------------------------------------
  Net income (loss)                    $  214,000   $   (30,000)  $  (30,000)  $  (35,000)
==========================================================================================
Net loss per  limited partnership
  unit-basic and diluted               $     7.34   $     (1.03)  $    (1.03)  $    (1.20)
==========================================================================================











                                                  F-15
                           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                                           A Limited Partnership
                                      Consolidated Real Estate Owned
                                            December 31, 2002

                                                                                            Schedule III



The following is a summary of consolidated real estate owned for the three years ended December 31, 2002.
                                                               2002              2001               2000
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                               $  1,044,000      $  1,511,000       $  2,843,000
Additions during period:
  Improvements                                                      ---               ---                ---
Deductions during period:
  Real estate sold                                           (1,044,000)         (467,000)        (1,332,000)
-------------------------------------------------------------------------------------------------------------
Balance at year end                                        $        ---      $  1,044,000       $  1,511,000
=============================================================================================================
















                            See accompanying independent auditors report
                                               F-16