Form 10-Q
period 2003-03-31
CENTENNIAL MORTGAGE INCOME FUND II
filed 2003-05-15
CIK 773337

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q


        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003
                                   or


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

                          YES  X     NO

Indicate by check mark whether the registrant is an accelerated filer ( as
defined in Rule 12b-2 of the Exchange Act).  YES  X     NO




                                  PART I

ITEM 1. FINANCIAL STATEMENTS

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                        Consolidated Balance Sheets

                                              March 31,        December 31,
                                                2003               2002
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  1,160,000      $  1,294,000


Other assets, net                                    ---             4,000
---------------------------------------------------------------------------
                                            $  1,160,000      $  1,298,000
===========================================================================

Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $        ---      $     62,000
---------------------------------------------------------------------------
   Total liabilities                                 ---            62,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,133 limited partnership
     units outstanding at March 31, 2003
     and December 31, 2002
    General partners                             (56,000)          (56,000)
    Limited partners                           1,216,000         1,292,000
---------------------------------------------------------------------------
    Total partners' equity                     1,160,000         1,236,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  1,160,000      $  1,298,000
===========================================================================











        See accompanying notes to consolidated financial statements
                                    1

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations

               For the three months ended March 31, 2003 and 2002

                                                 2003             2002
                                             (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Revenue:

Interest on interest-bearing deposits             3,000             5,000
Other                                             4,000             7,000
--------------------------------------------------------------------------
    Total revenue                                 7,000            12,000
--------------------------------------------------------------------------
Expenses:
Expenses associated with non-operating
  real estate owned                                 ---            16,000
General and administrative, affiliates           37,000            28,000
General and administrative, nonaffiliates        46,000            15,000
--------------------------------------------------------------------------
    Total expenses                               83,000            59,000
--------------------------------------------------------------------------

  Net loss                                  $   (76,000)      $   (47,000)
==========================================================================

Net loss per limited
  partnership unit                          $     (2.61)      $     (1.61)
==========================================================================


















        See accompanying notes to consolidated financial statements
                                    2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


                  For the three months ended March 31, 2003
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2002             $   (56,000)   $  1,292,000   $  1,236,000

Net loss                                ---         (76,000)       (76,000)
---------------------------------------------------------------------------
Balance (deficit) at
  March 31, 2003                $   (56,000)   $  1,216,000   $  1,160,000
===========================================================================




























        See accompanying notes to consolidated financial statements
                                    3

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows


            For the three months ended March 31, 2003 and 2002



                                                 2003             2002
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows used in
 operating activities:
  Net loss                                   $   (76,000)     $  (47,000)

  Adjustments to reconcile net loss to
   net cash used in operating activities:

   Changes in assets and liabilities:
   (Increase) decrease in other assets             4,000          (3,000)
   Increase (decrease) in accounts
    payable and accrued liabilities              (62,000)         19,000
--------------------------------------------------------------------------
Net cash used in operating activities           (134,000)        (31,000)
--------------------------------------------------------------------------
Cash flows used in
 investing activities:
  Increase in short-term
   investments                                       ---        (308,000)
--------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents     (134,000)       (339,000)
Beginning cash and cash equivalents            1,294,000       1,333,000
--------------------------------------------------------------------------
Ending cash and cash equivalents             $ 1,160,000      $  994,000
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

                          March 31, 2003 and 2002

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

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 2003 and 2002 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

Financial Information about Industry Segments

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. At December 31, 2002 and March 31, 2003, the Partnership does not believe that there would be a material difference if it had adopted the liquidation basis of accounting.


                                    5
Net Loss per Limited Partnership Unit

Net loss per limited partnership unit was based on the weighted average number of limited partnership units outstanding of 29,133 for all periods presented.

 (3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 2003 or 2002.

(4) CONTINGENCIES

There are no material pending legal proceedings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

References to the "Partnership" in the following discussion refers to Centennial Mortgage Income Fund II and its wholly-owned subsidiaries.

The Partnership had net losses and losses per limited partnership unit of $(76,000) and $(2.61) and $(47,000) and $(1.61) for the three months ended
March 31, 2003 and March 31, 2002, respectively.

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

                                    6

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Partnership had $1,160,000 in unrestricted cash and interest-bearing deposits. During the first quarter of 2003, the Partnership's principal source of cash was $3,000 in interest income on interest bearing deposits and $4,000 in other income related to transfer fee charges. The Partnership's principal uses of cash during the first quarter of 2003 were approximately $83,000 in general and administrative costs.

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

As a result of the substantial decrease in real estate owned which occurred in 1997 and 1998, the general partners determined that the Partnership could make a $3,496,000 distribution to its limited partners in October 1998. Additional asset liquidations during 1999, 2000 and 2001 enabled the Partnership to make a $2,127,000 cash distribution to its limited partners in October 2000 and $583,000 in September 2001. With the proceeds from the sale of the remaining 12 acres in Sacramento, the Partnership made a $1,000,000 distribution to its limited partners in December 2002.

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

REAL ESTATE OWNED

The real estate owned balances at March 31, 2003 and 2002 were zero and $1,044,000, respectively. A description of the Partnership's principal real estate owned follows:



                                    7

The Partnership funded a loan in 1987 with a committed amount of $4,000,000 secured by a first trust deed on 43.78 acres in Sacramento, California. The loan was provided for the development of offsite improvements. The maturity date was February 1, 1991. The borrower was unable to obtain construction financing and bring interest current. The Partnership accepted a grant deed on the property on March 10, 1992. The property is zoned for multi-family and light industrial use. A portion of the property is adjacent to Highway 99 and had good freeway visibility.

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

During the first quarter of 1999, the Partnership opened escrow on a 9.45 acre portion of the property which also did not have freeway visibility. for a purchase price of $900,000. The escrow closed at the end of the second quarter of 1999, generated $842,000 in net cash proceeds and was recorded at no gain or loss. Both the parcel sold in 1997 and the parcel sold in 1999 were zoned for residential use. The balance of the property is zoned for industrial/commercial use.

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

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $3,000 and $5,000 for the three months ended March 31, 2003 and 2002, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in 2003 is primarily attributable to a decrease in the average balance of cash and cash equivalents as well as a reduction in the interest rates earned on those balances.


                                    8
OTHER EXPENSES

Expenses associated with non-operating real estate owned were zero and $16,000 for the three months ended March 31, 2003 and 2002, respectively. The expenses relate primarily to the land in Sacramento.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $37,000 and $28,000 for the three months ended March 31, 2003 and 2002, respectively. These expenses are primarily salary and overhead allocations paid to affiliates. The increase in 2003 is partially the result of additional rent expense allocations.

General and administrative expenses, nonaffiliates totaled $46,000 and $15,000 for the three months ended March 31, 2003 and 2002, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase in 2003 is principally due to payments made for accounting, tax preparation and investor reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of March 31, 2003, the Partnership held fixed rate bank deposits with carrying values totaling $811,000. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of March 31, 2003.

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

The Partnership had no interest bearing indebtedness outstanding as of March 31, 2003. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the general partners and chief financial officer of Centennial Corporation, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, management concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic Securities and Exchange Commission filings. There has been no significant change in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.
                                    9

                            PART II

Other Information

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)99.1 Certification of General Partner and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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











                                   10

                                                                 Exhibit 99.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Centennial Mortgage Income Fund II and Subsidiaries, the ("Partnership") on Form 10-Q for the period ending
March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003, (the "Report") I, Ronald R. White, General Partner and Chief Financial Officer of Centennial Corporation (Corporate General Partner), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1)  The Report fully complies with the requirements of Section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Ronald R. White
_______________________________                          May 15, 2003
Ronald R. White
General Partner and Chief Financial Officer
of Centennial Corporation






















                                   11

                             CERTIFICATION PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald R. White, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Centennial Mortgage Income Fund II and Subsidiaries, the ("Partnership");

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

b)evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's management and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee (or persons performing the equivalent function) of the Partnership:

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and






                                   12
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership



/s/ John B. Joseph
________________________
John B. Joseph
General Partner                                      May 15, 2003



/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                      May 15, 2003












                                   13