Form 10-Q
period 2003-06-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 2003-08-14
CIK 773337

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q


        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003
                                   or


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

                          YES  X     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          YES        NO  X


                                  PART I

ITEM 1. FINANCIAL STATEMENTS

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                        Consolidated Balance Sheets


                                               June 30,        December 31,
                                                 2003              2002
   Assets                                    (Unaudited)
---------------------------------------------------------------------------
Cash and cash equivalents                   $  1,122,000      $  1,294,000


Other assets, net                                    ---             4,000
---------------------------------------------------------------------------
                                            $  1,122,000      $  1,298,000
===========================================================================



Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $        ---      $     62,000
---------------------------------------------------------------------------
   Total liabilities                                 ---            62,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,133 limited partnership
     units outstanding at June 30, 2003
     and December 31, 2002
    General partners                             (56,000)          (56,000)
    Limited partners                           1,178,000         1,292,000
---------------------------------------------------------------------------
    Total partners' equity                     1,122,000         1,236,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  1,122,000      $  1,298,000
===========================================================================








        See accompanying notes to consolidated financial statements
                                    1

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations
                               (Unaudited)



                                     Six Months            Three Months
                                    Ended June 30,        Ended June 30,
                                   2003       2002       2003       2002
------------------------------------------------------------------------------
Revenue:

Interest on interest-
  bearing deposits          $    6,000   $   13,000   $    3,000   $    8,000
Other                            6,000       13,000        2,000        6,000
Gain on sale of
  property                         ---      846,000          ---      846,000

------------------------------------------------------------------------------
    Total revenue               12,000      872,000        5,000      860,000
------------------------------------------------------------------------------
Expenses:
Expenses associated with non-
  operating real estate
  owned                            ---       20,000          ---        4,000
General and administrative,
  affiliates                    70,000       60,000       33,000       32,000
General and administrative,
  nonaffiliates                 56,000       41,000       10,000       26,000
------------------------------------------------------------------------------
    Total expenses             126,000      121,000       43,000       62,000
------------------------------------------------------------------------------

  Net income (loss)         $ (114,000)  $  751,000   $  (38,000)  $  798,000
==============================================================================

Net income (loss) per
  limited partnership unit  $    (3.91)  $    25.78   $    (1.30)  $    27.39
==============================================================================









        See accompanying notes to consolidated financial statements
                                    2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity


                 For the six months ended June 30, 2003
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2002             $   (56,000)   $  1,292,000   $  1,236,000

Net loss                                ---        (114,000)      (114,000)
---------------------------------------------------------------------------
Balance (deficit) at
  June 30, 2003                 $   (56,000)   $  1,178,000   $  1,122,000
===========================================================================




























        See accompanying notes to consolidated financial statements
                                    3
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows


              For the six months ended June 30, 2003 and 2002


                                                 2003             2002
                                              (Unaudited)      (Unaudited)
--------------------------------------------------------------------------
Cash flows used in
 operating activities:
  Net income (loss)                         $   (114,000)     $   751,000

  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
    Gain on sale of real
     estate owned                                    ---         (846,000)

  Changes in assets and liabilities:
   Decrease in other assets                        4,000              ---
   Decrease in accounts payable
    and accrued liabilities                      (62,000)         (11,000)
--------------------------------------------------------------------------
Net cash used in operating activities           (172,000)        (106,000)
--------------------------------------------------------------------------
Cash flows from
 investing activities:
  Proceeds from sale of
   real estate owned                                 ---        1,122,000
  Increase in short-term
   investments                                       ---         (309,000)
--------------------------------------------------------------------------
Net cash provided by
  investing activities                               ---          813,000
--------------------------------------------------------------------------
Net increase (decrease) in
 in cash and cash equivalents                   (172,000)         707,000
Beginning cash and cash equivalents            1,294,000        1,333,000
--------------------------------------------------------------------------
Ending cash and cash equivalents             $ 1,122,000      $ 2,040,000
==========================================================================
Supplemental schedule of noncash investing
and financing activities:

Decrease in allowance for possible losses
on real estate owned as a result of sales    $       ---      $   768,000

        See accompanying notes to consolidated financial statements
                                    4
           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          June 30, 2003 and 2002

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

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the six and three months ended June 30, 2003 and 2002 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

Financial Information about Industry Segments

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. As of December 31, 2002 and June 30, 2003, the Partnership does not believe that there would be a material difference if it had adopted the liquidation basis of accounting.


                                   5
Net Income (Loss) per Limited Partnership Unit

Net income (loss) per limited partnership unit was based on the weighted average number of limited partnership units outstanding of 29,133 for all periods presented.

(3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six months ended June 30, 2003 or 2002.

(4)  CONTINGENCIES

There are no material pending legal proceedings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net income (losses) and income (losses) per limited partnership unit of $(114,000) and $(3.91) and $751,000 and $25.78 for the six months ended June 30, 2003 and June 30, 2002, respectively.

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



                                   6
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Partnership had $1,122,000 in unrestricted cash and interest-bearing deposits. During the first half of 2003, the Partnership's principal sources of cash were $6,000 in interest income on interest bearing deposits and $6,000 in other income related to transfer fee charges. The Partnership's principal uses of cash during the first half of 2003 were approximately $126,000 in general and administrative costs.

During the second quarter of 2002, the Partnership had consummated a purchase and sale agreement involving the remaining 12 acres of its property in Sacramento. Net proceeds from the sale were $1,122,000 and the Partnership reported a gain of $846,000.

The Partnership's principal capital requirements for the next year consist of general and administrative costs. These commitments will be paid from existing cash balances.

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

As of the date of this report, no litigation has arisen and management is in the process of making a final evaluation of the potential for any future litigation arising as a result of any activity that the Partnership has been involved with in the past. The general partners believe that, when finished, this evaluation will enable them to conclude that the potential for future litigation is now remote.

In order to begin the dissolution of the Partnership, the Partnership Agreement requires that the general partners obtain a majority vote of the limited
                                   7
partners in favor of dissolution. Ballots were mailed starting June 30, 2003 and a majority vote was declared on July 15, 2003.

As a result of the majority vote and the finalization of the litigation evaluation, the general partners intend to take the additional steps to dissolve the Partnership include paying for the costs of winding up the affairs of the Partnership and declaring and paying a final distribution to the limited partners.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $6,000 and $13,000 for the six months ended June 30, 2003 and 2002, respectively. Interest on interest-bearing deposits totaled $3,000 and $8,000 for the three months ended June 30, 2003 and 2002, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in 2003 is primarily attributable to a decrease in the average balance of cash and cash equivalents as well as a reduction in the interest rates earned on those balances.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were zero and $20,000 for the six months ended June 30, 2003 and 2002, respectively. Expenses associated with non-operating real estate owned were zero and $4,000 for the three months ended June 30, 2003 and 2002, respectively. The expenses relate primarily to the land in Sacramento. The decrease for 2003 is due to the sale of the property.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $70,000 and $60,000 for the six months ended June 30, 2003 and 2002, respectively. General and administrative expenses, affiliates totaled $33,000 and $32,000 for the three months ended June 30, 2003 and 2002, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 2003 is partially the result of additional rent expense allocations.

General and administrative expenses, nonaffiliates totaled $56,000 and $41,000 for the six months ended June 30, 2003 and 2002, respectively, and $10,000 and $26,000 for the three months ended June 30, 2003 and 2002, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase for 2003 is principally due to payments made for accounting, tax preparation and investor reporting .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of June 30, 2003, the Partnership held fixed rate bank deposits with carrying values totaling $813,000. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of June 30, 2003.
                                   8
Management currently intends to hold the remaining fixed rate assets until their respective maturities. Accordingly, the Partnership is not exposed to any material cash flow or earnings risk associated with these assets. Given the relatively short-term maturities of these assets, management does not believe the Partnership is exposed to any significant market risk related to the fair value of these assets.

The Partnership had no interest bearing indebtedness outstanding as of June 30, 2003. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

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

         (b) None













                                   10

                                                                 Exhibit 99.1



                          CERTIFICATION PURSUANT TO
                           18 U.S.C.SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Centennial Mortgage Income Fund II and Subsidiaries, the ("Partnership") on Form 10-Q for the period ending June 30, 2003, as filed with Securities and Exchange Commission on August 14, 2003, (the "Report")I, Ronald R. White, General Partner and Chief Financial Officer of Centennial Corporation (Corporate General Partner), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





/s/ Ronald R. White
______________________________                             August 14, 2003
Ronald R. White
General Partner and Chief Financial Officer
of Centennial Corporation





















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

Date:  August 14, 2003

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


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership



/s/ John B. Joseph
________________________
John B. Joseph
General Partner                                      August 14, 2003



/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                      August 14, 2003












                                   13