Form 10-Q
period 2003-09-30
CENTENNIAL MORTGAGE INCOME FUND II
filed 2003-11-17
CIK 773337

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q


        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                                   or


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

                        Consolidated Balance Sheets
                                (Unaudited)


                                            September 30,      December 31,
                                                 2003              2002
   Assets
---------------------------------------------------------------------------
Cash and cash equivalents                   $  1,078,000      $  1,294,000


Other assets, net                                    ---             4,000
---------------------------------------------------------------------------
                                            $  1,078,000      $  1,298,000
===========================================================================



Liabilities and Partners' Equity
---------------------------------------------------------------------------
Accounts payable and accrued liabilities    $        ---      $     62,000
---------------------------------------------------------------------------
   Total liabilities                                 ---            62,000
---------------------------------------------------------------------------
Partners' equity (deficit)
  -- 29,133 limited partnership
     units outstanding at September 30,
     2003 and December 31, 2002
    General partners                             (56,000)          (56,000)
    Limited partners                           1,134,000         1,292,000
---------------------------------------------------------------------------
    Total partners' equity                     1,078,000         1,236,000

Contingencies (note 5)
---------------------------------------------------------------------------
                                            $  1,078,000      $  1,298,000
===========================================================================







        See accompanying notes to consolidated financial statements
                                    1

            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Operations
                               (Unaudited)



                                     Nine Months            Three Months
                                 Ended September 30,     Ended September 30,
                                   2003       2002         2003       2002
------------------------------------------------------------------------------
Revenue:

Interest on interest-
  bearing deposits          $    8,000   $   22,000   $    2,000   $    9,000
Other                            7,000       14,000        1,000        1,000
Gain on sale of
  property                         ---      846,000          ---          ---

------------------------------------------------------------------------------
    Total revenue               15,000      882,000        3,000       10,000
------------------------------------------------------------------------------
Expenses:
Expenses associated with non-
  operating real estate
  owned                            ---       20,000          ---          ---
General and administrative,
  affiliates                   109,000       89,000       39,000       29,000
General and administrative,
  nonaffiliates                 64,000       54,000        8,000       13,000
------------------------------------------------------------------------------
    Total expenses             173,000      163,000       47,000       42,000
------------------------------------------------------------------------------

  Net income (loss)         $ (158,000)  $  719,000   $  (44,000)  $  (32,000)
==============================================================================

Net income (loss) per
  limited partnership unit  $    (5.42)  $    24.68   $    (1.51)  $    (1.10)
==============================================================================









        See accompanying notes to consolidated financial statements
                                    2


            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statement of Partners' Equity
                                (Unaudited)


                 For the nine months ended September 30, 2003
                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2002             $   (56,000)   $  1,292,000   $  1,236,000

Net loss                                ---        (158,000)      (158,000)
---------------------------------------------------------------------------
Balance (deficit) at
  September 30, 2003            $   (56,000)   $  1,134,000   $  1,078,000
===========================================================================




























        See accompanying notes to consolidated financial statements
                                    3
            CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                   Consolidated Statements of Cash Flows
                               (Unaudited)


              For the nine months ended September 30, 2003 and 2002


                                                 2003             2002
--------------------------------------------------------------------------
Cash flows used in
 operating activities:
  Net income (loss)                         $   (158,000)     $   719,000

  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
    Gain on sale of real
     estate owned                                    ---         (846,000)

  Changes in assets and liabilities:
   Decrease in other assets                        4,000              ---
   Decrease in accounts payable
    and accrued liabilities                      (62,000)         (11,000)
--------------------------------------------------------------------------
Net cash used in operating activities           (216,000)        (138,000)
--------------------------------------------------------------------------
Cash flows from
 investing activities:
  Proceeds from sale of
   real estate owned                                 ---        1,122,000
--------------------------------------------------------------------------
Net cash provided by
  investing activities                               ---        1,122,000
--------------------------------------------------------------------------
Net increase (decrease) in
 in cash and cash equivalents                   (216,000)         984,000
Beginning cash and cash equivalents            1,294,000        1,333,000
--------------------------------------------------------------------------
Ending cash and cash equivalents             $ 1,078,000      $ 2,317,000
==========================================================================
Supplemental schedule of noncash investing
and financing activities:

Decrease in allowance for possible
 losses on real estate owned
 as a result of sales                        $       ---      $   768,000


        See accompanying notes to consolidated financial statements
                                    4
           CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
                           A Limited Partnership

                  Notes to Consolidated Financial Statements
                                (Unaudited)

                          September 30, 2003 and 2002

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

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three months ended September 30, 2003 and 2002 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine and three months ended September 30, 2003 And 2002 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

Financial Information about Industry Segments

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. As of December 31, 2002 and September 30, 2003, the Partnership does not believe that there would be a material difference if it had adopted the liquidation basis of accounting.


                                   5
Net Income (Loss) per Limited Partnership Unit

Net income (loss) per limited partnership unit was based on the weighted average number of limited partnership units outstanding of 29,133 for all periods presented.

(3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 2003 or 2002.

(4)  CONTINGENCIES

There are no material pending legal proceedings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net income (losses) and income (losses) per limited partnership unit of $(158,000) and $(5.42) and $719,000 and $24.68 for the nine months ended September 30, 2003 and September 30, 2002, respectively. The income for the nine months ended September 30, 2002 was generated by the sale of the remaining 12 acres of the last parcel of land owned by the Partnership.

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

                                   6
LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Partnership had $1,078,000 in unrestricted cash and interest-bearing deposits. During the first nine months of 2003, the Partnership's principal sources of cash were $8,000 in interest income on interest bearing deposits and $7,000 in other income related to transfer fee charges. The Partnership's principal uses of cash during the first nine months of 2003 were approximately $173,000 in general and administrative costs.

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

As a result of the majority vote and the finalization of the litigation evaluation, the general partners intend to take the additional steps to dissolve the Partnership include paying for the costs of winding up the affairs of the Partnership and declaring and paying a final distribution to the limited partners. The Partnership expects to make the final distribution during the fourth quarter of 2003.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $8,000 and $22,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest on interest-bearing deposits totaled $2,000 and $9,000 for the three months ended September 30, 2003 and 2002, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in 2003 is primarily attributable to a decrease in the average balance of cash and cash equivalents as well as a reduction in the interest rates earned on those balances.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were zero and $20,000 for the nine months ended September 30, 2003 and 2002, respectively. Expenses associated with non-operating real estate owned were zero for the three months ended September 30, 2003 and 2002, respectively. The expenses relate primarily to the land in Sacramento. The decrease for 2003 is due to the sale of the property.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $109,000 and $89,000 for the nine months ended September 30, 2003 and 2002, respectively. General and administrative expenses, affiliates totaled $39,000 and $29,000 for the three months ended September 30, 2003 and 2002, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 2003 is partially the result of additional rent expense allocations.

General and administrative expenses, nonaffiliates totaled $64,000 and $54,000 for the nine months ended September 30, 2003 and 2002, respectively, and $8,000 and $13,000 for the three months ended September 30, 2003 and 2002, respectively. These expenses consist of other costs associated with the administration of the Partnership and real estate owned. The increase for 2003 is principally due to payments made for accounting, tax preparation and investor reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

                                   8
As of September 30, 2003, the Partnership held fixed rate bank deposits with carrying values totaling $815,000. The bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of September 30, 2003.

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

The Partnership had no interest bearing indebtedness outstanding as of September 30, 2003. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the general partners and chief financial officer of Centennial Corporation, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Securities and Exchange Commission ("SEC") rules. Based upon that evaluation, management concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership, which is required to be included in the Partnership's periodic SEC filings. There has been no significant change in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Partnership's disclosure controls and procedures were designed to ensure that material information related to the Partnership, including subsidiaries, is made known to management, including the general partners and chief financial officer, in a timely manner.

















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

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)31-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32-Certification pursuant to 18 U.S.C. Section 1350
               as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         (b) None








                                   10
                                                                     Exhibit 31
                           SECTION 302 CERTIFICATION

I, Ronald R. White, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Centennial Mortgage Income Fund II and Subsidiaries, the ("Partnership");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge , the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other General Partners and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and we have:

a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's management and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee (or persons performing the equivalent function) of the Partnership:

a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Date:  November 14, 2003                /s/ Ronald R. White
                                        Ronald R. White
                                        General Partner and Chief Financial
                                        Officer of Centennial Corporation
                                   11

                                                                     Exhibit 32



                          CERTIFICATION PURSUANT TO
                           18 U.S.C.SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Centennial Mortgage Income Fund II and Subsidiaries, the ("Partnership") on Form 10-Q for the period ending September 30, 2003, as filed with Securities and Exchange Commission on November 14, 2003, (the "Report") I, Ronald R. White, General Partner and Chief Financial Officer of Centennial Corporation (Corporate General Partner), certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





/s/ Ronald R. White
______________________________                           November 14, 2003
Ronald R. White
General Partner and Chief Financial Officer
of Centennial Corporation





















                                   12


                        Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND II AND SUBSIDIARIES
A California Limited Partnership



/s/ John B. Joseph
________________________
John B. Joseph
General Partner                                    November 14, 2003



/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner                                    November 14, 2003






























                                   13